Form 10-Q
period 1996-06-30
OMNI INSURANCE GROUP INC
filed 1996-08-09
CIK 906786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             June 30, 1996

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________ to ________________


                        Commission File Number:  000-22142


                           OMNI INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                                58-1680624
(State or other jurisdiction of	                            (IRS Employer
incorporation or organization)                              Identification No.)

1000 Parkwood Circle, Atlanta, Georgia	                         30339
(Address of principal executive offices)                       (Zip Code)


                                 (770) 952-4500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes       X                         No
                -------------                       -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, par value $.01
Issued and outstanding as of:  June 30, 1996 - 5,700,150 shares

                           OMNI INSURANCE GROUP, INC.
                                    Form 10-Q
                                  June 30, 1996


                                Table of Contents



								                                                                	Page
PART I.     Financial Information                                       Number
                                                               									------
            Item 1.     Consolidated Financial Statements

                        Consolidated Balance Sheets at
                        June 30, 1996 and December 31, 1995               3

                        Consolidated Statements of Earnings -
                        Three and six months ended
                        June 30, 1996 and 1995                            4

                        Consolidated Statements of Cash Flows -
                        Six months ended June 30, 1996 and 1995           5

                        Notes to Consolidated Financial Statements        6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     7



PART II.    Other Information

            Item 1.     Legal Proceedings                                 10

            Item 2.     Changes in Securities                             10

            Item 3.     Defaults by the Company on its Senior
                        Securities                                        10

            Item 4.     Submission of Matters to a Vote of
                        Security Holders                                  10

            Item 5.     Other Information                                 10

            Item 6.     Exhibits and Reports on Form 8-K                  11

                        Signatures                                        14

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           OMNI INSURANCE GROUP, INC.
                           Consolidated Balance Sheets

                                                           June 30,     December 31,
                                                             1996            1995
                                                          -----------   ------------
                                                          (Unaudited)
Assets

Investments:
  Fixed maturities, at fair value                        $ 72,415,719   $ 75,540,655
  Equity securities, at fair value                            198,025        201,763
  Invested cash                                             7,568,172      6,349,402
                                                          -----------    -----------
      Total investments                                    80,181,916     82,091,820

Accrued investment income                                   1,387,605      1,392,261
Accounts receivable, principally premiums                  35,633,297     32,207,999
Reinsurance recoverables                                    1,221,174      1,019,551
Prepaid reinsurance premiums                                3,534,706        985,013
Deferred policy acquisition costs                           7,508,348      7,672,865
Deferred income taxes                                       1,453,000        795,000
Property and equipment, net                                 2,159,079      2,260,351
                                                          -----------    -----------
         Total assets                                    $133,079,125   $128,424,860
                                                          ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
  Unpaid losses and loss adjustment expenses             $ 34,379,610   $ 35,822,327
  Unearned premiums                                        39,005,034     34,606,009
  Funds held for reinsurance                                   -               4,832
  Accounts payable and accrued expenses                     3,126,773      2,821,321
  Drafts payable                                            5,097,234      4,674,154
  Federal income taxes payable                                471,878        797,878
  Reserve for premium tax assessment                        1,460,000      1,460,000
  Other liabilities                                           233,460        239,551
                                                          -----------    -----------
      Total liabilities                                    83,773,989     80,426,072
                                                          -----------    -----------
Stockholders' equity:
  Common stock, par value $.01, authorized
    15,000,000 shares; issued 5,700,150 shares                 57,002         57,002
  Additional paid-in capital                               28,937,173     28,937,173
  Net unrealized (depreciation) appreciation
    of securities                                            (384,876)       674,182
  Retained earnings                                        20,695,837     18,330,431
                                                          -----------    -----------
      Total stockholders' equity                           49,305,136     47,998,788
Commitments and contingencies (note 2)
                                                          -----------    -----------
         Total liabilities and stockholders' equity      $133,079,125   $128,424,860
                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                           OMNI INSURANCE GROUP, INC.
                       Consolidated Statements of Earnings
                                    Unaudited

                                               Three months ended June 30,  Six months ended June 30,
                                                    1996         1995           1996          1995
                                               -----------   -----------    -----------   -----------
Operating Data:
  Gross premiums written                       $25,759,536   $23,492,286    $50,369,669   $47,963,081
                                                ==========    ==========     ==========    ==========
  Net premiums written                         $23,395,083   $22,859,584    $43,642,767   $46,932,605
                                                ==========    ==========     ==========    ==========
Revenues:
  Net premiums earned                          $21,505,966   $22,165,438    $41,793,434   $42,823,928
  Net investment income                          1,008,896     1,062,676      2,031,076     2,108,609
  Realized capital gains (losses)                    -            (2,399)        27,538        (2,913)
  Other income (loss)                                -              (990)         4,046         9,953
                                                ----------    ----------     ----------    ----------
      Total revenues                            22,514,862    23,224,725     43,856,094    44,939,577
                                                ----------    ----------     ----------    ----------
Losses and expenses:
  Losses and loss adjustment expenses, net      15,476,749    17,023,800     30,516,534    33,530,112
  Acquisition and operating expenses, net        5,392,298     5,204,556     10,112,154     9,894,517
  Reserve for premium tax assessment                 -         1,460,000          -         1,460,000
                                                ----------    ----------     ----------    ----------
      Total losses and expenses                 20,869,047    23,688,356     40,628,688    44,884,629
                                                ----------    ----------     ----------    ----------
         Earnings (loss) before income taxes     1,645,815      (463,631)     3,227,406        54,948
                                                ----------    ----------     ----------    ----------
Income taxes (benefit):
  Current                                          365,000      (313,000)       974,000      (302,000)
  Deferred                                          73,000        61,000       (112,000)       97,000
                                                ----------    ----------     ----------    ----------
      Total income taxes                           438,000      (252,000)       862,000      (205,000)
                                                ----------    ----------     ----------    ----------
            Net earnings (loss)                $ 1,207,815   $  (211,631)   $ 2,365,406   $   259,948
                                                ==========    ==========     ==========    ==========

Net earnings (loss) per share                  $      0.21   $     (0.04)   $      0.41   $      0.05
                                                ==========    ==========     ==========    ==========
Weighted average shares outstanding              5,700,150     5,700,150      5,700,150     5,700,150
                                                ==========    ==========     ==========    ==========


See accompanying notes to consolidated financial statements.

                           OMNI INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                          Six months ended June 30,
                                                                              1996           1995
                                                                          -----------    -----------
Cash flows from operating activities:
Net earnings                                                              $ 2,365,406    $   259,948
 Adjustments to reconcile net earnings to net cash
     provided from operating activities:
        Amortization and depreciation                                         608,584        458,358
        Increase in accounts receivable, principally premiums              (3,425,298)    (2,060,088)
        (Increase) decrease in reinsurance recoverables                      (201,623)       659,010
        (Increase) decrease in prepaid reinsurance premiums                (2,549,693)     2,869,233
        Decrease (increase) in deferred policy acquisition costs              164,517     (1,247,262)
        Deferred income tax (benefit) expense                                (112,000)        97,000
        (Decrease) increase in unpaid losses and loss adjustment
           expenses                                                        (1,442,717)       754,847
        Increase in unearned premiums                                       4,399,025      1,239,444
        Decrease in funds held for reinsurance                                 (4,832)    (1,265,813)
        Increase (decrease) in accounts payable and accrued expenses          196,219       (175,808)
        Change in federal income taxes                                       (326,000)      (602,000)
        Increase in reserve for premium tax assessment                          -          1,460,000
        Other, net                                                            394,103       (246,430)
                                                                            ---------      ---------
          Net cash provided from operating activities                          65,691      2,200,439
                                                                            ---------      ---------
Cash flows from investing activities:
  Purchases of investments                                                 (5,336,694)    (8,421,156)
  Maturities, calls, and paydowns of fixed maturities                       3,415,658        592,887
  Sales of investments                                                      3,157,068         88,500
  (Increase) decrease in invested cash                                     (1,218,770)     5,885,047
  Purchases of property and equipment                                        (239,715)      (691,658)
  Sales of property and equipment                                              47,529         71,639
                                                                            ---------      ---------
         Net cash used in investing activities                               (174,924)    (2,474,741)
                                                                            ---------      ---------
Cash flows from financing activities:
  Cash overdraft                                                              109,233        274,302
                                                                            ---------      ---------
          Net cash provided by financing activities                           109,233        274,302
                                                                            ---------      ---------
          Net decrease in cash                                                  -              -
Cash at beginning of period                                                     -              -
                                                                            ---------      ---------
Cash at end of period                                                     $     -        $     -
                                                                            =========      =========

Supplemental cash flow information - cash payments
    during year for:
          Income taxes                                                    $ 1,300,000    $   300,000
                                                                            =========      =========
Supplemental schedule of noncash investing and
     financing activities:
          Retirement of treasury stock                                    $     -        $ 7,400,000
                                                                            =========      =========

See accompanying notes to consolidated financial statements.

                           OMNI INSURANCE GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1996



(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Omni Insurance Group, Inc. ("Company"), a holding company, and its wholly owned insurance subsidiary, Omni Insurance Company ("Omni Insurance"). Omni Insurance owns all the issued and outstanding common stock of Omni Indemnity Company and Omni General Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). However, all of the footnotes required by GAAP have not been included and reference should be made to the "Notes to Consolidated Financial Statements" included in the Company's 1995 Annual Report. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the periods are not necessarily indicative of the result for the entire year.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.

(2) Contingencies

As previously disclosed, the Florida Department of Revenue ("Department") has conducted an audit of the premium tax returns filed by Omni Insurance for the years 1987 through 1991. The Department made adjustments to these returns that increase the premium tax liability, including penalties and interest. No audit has been conducted for years 1992 and 1993; however, similar issues may exist for these two years which could result in an additional assessment. Due to the redomestication of Omni Insurance, no similar exposure exists after 1993.

Omni Insurance administratively protested the assessment proposed by the Department for the years 1987 through 1991. In May 1995, Omni Insurance received notice from the Department that it had denied Omni Insurance's protest and issued a notice of final assessment. As a result, Omni Insurance filed suit against the Department to further contest the assessment. Following the July 1995 filing of such suit, a Florida trial court rendered a decision in another case involving similar issues. This decision was adverse to the taxpayer, after the taxpayer had initially been granted summary judgment in its favor. The taxpayer appealed that case and filed a brief on appeal of the verdict previously rendered. During the quarter ended June 30, 1996, the Appeals Court rendered a decision that was adverse to the taxpayer, denied its claim for rehearing and denied its request to be heard by the Florida Supreme Court.

Omni Insurance strongly disagreed with the decision of the trial court and filed an Amicus Brief supporting the unrelated taxpayer's position. Based on the trial court verdict, Omni management considered it prudent and necessary to establish a reserve to cover any possible loss exposure related to this issue. Accordingly, a reserve of $1,460,000 was established during 1995. Omni Insurance's suit is still pending.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 1996, the Company entered into a catastrophe reinsurance treaty with a reinsurer rated A+ by A.M. Best (hereinafter, the "new reinsurance treaty"). This treaty reinsures 80% of all comprehensive premiums and provides protection in the event of a large weather-related loss. The commencement of this treaty impacted a number of the accounts and ratios of the Company during the first and second quarters of 1996 but resulted in a decrease in net income of only approximately $0.01 and $0.02 per share for the three and six months ended June 30, 1996, respectively.


Financial Condition

June 30, 1996, Compared to December 31, 1995

Total investments decreased to $80.2 million at June 30, 1996 from $82.1 million at December 31, 1995. This decrease was primarily the result of an unrealized loss of approximately $1.6 million in the investment portfolio which resulted in an after tax decrease of $1.1 million to stockholders' equity. The unrealized loss was a result of an increase in interest rates and the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The increase in accounts receivable to $35.6 million and unearned premiums to $39.0 million at June 30, 1996 is the result of the increase in gross premiums written compared to December 31, 1995.

Prepaid reinsurance premiums and deferred policy acquisition costs were impacted by the new reinsurance treaty. Prepaid reinsurance premiums increased to $3.5 million at June 30, 1996 from $1.0 million at December 31, 1995 due to the cession of the unearned comprehensive premium reserve. The decrease in deferred policy acquisition costs to $7.5 million at June 30, 1996 from $7.7 million at December 31, 1995 was primarily the result of the deferral of the unearned portion of commission on the new reinsurance treaty.

Unpaid losses and loss adjustment expenses decreased to $34.4 million at June 30, 1996 from $35.8 million at December 31, 1995. The decrease is attributable to a reduction in our loss ratio and our ability to speed the claims settlement process through the use of staff adjusters.


Results of Operations

Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995

Gross premiums written increased 9.7% to $25.8 million for the three months ended June 30, 1996 from $23.5 million for the three months ended June 30, 1995. As previously disclosed, the Company began writing business in Texas in the third quarter of 1995. Since that time, the Company's Texas premiums have grown steadily, and for the three months ended June 30, 1996, Texas accounted for approximately 18% of the Company's gross premiums written. A sizable portion of the Texas business has been written through an agency which has multiple branch offices, but these branch offices are controlled by common ownership.

Net premiums written increased 2.3% to $23.4 million for the three months ended June 30, 1996 from $22.9 million for the three months ended June 30, 1995.
This increase was partially offset by the new reinsurance treaty whereby approximately $1.6 million in premiums were ceded to the reinsurer.

Net premiums earned decreased 3.0% to $21.5 million during the three months ended June 30, 1996 from $22.2 million during the three months ended June 30, 1995. Without the new reinsurance treaty, net premiums earned would have been $23.0 million for an increase of $0.8 million or 3.6%.

Net investment income decreased slightly to $1.0 million for the three months ended June 30, 1996 from $1.1 million for the three months ended June 30, 1995. This was the result of a decrease in average investable assets and a decrease in the average investment yield as higher yielding securities have matured and been replaced by lower yielding securities.

Losses and loss adjustment expenses were $15.5 million for the three months ended June 30, 1996 with a net loss ratio of 72.0%, compared to $17.0 million for the three months ended June 30, 1995 with a net loss ratio of 76.8%. These decreases are primarily attributable to improvement in the Florida personal injury protection business due to previous rate increases and agency management steps taken. Also aiding in the reduction of the loss and loss adjustment expense ratio was our ability to use Omni staff appraisers to adjust more of our auto damage claims. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when necessary.

Acquisition and operating expenses increased to $5.4 million for the three months ended June 30, 1996 from $5.2 million for the three months ended June 30, 1995, and the net expense ratio increased to 25.1% from 23.5% for these same periods. The increases are due primarily to increased staffing levels and certain other expenses without a corresponding increase in net premiums earned.

During the three month period ending June 30, 1995, the Company established a reserve for the premium tax assessment by the Florida Department of Revenue in the amount of $1.5 million. The net impact on earnings was $999,000 or $0.18 per share. See Note (2) in the "Notes to Consolidated Financial Statements."

The effective income tax rate for the three months ended June 30, 1996 was 26.6% compared to 21.0%, before the reserve for the premium tax assessment, for the three months ended June 30, 1995. The increase is primarily attributable to a decrease in tax exempt interest as a percentage of total earnings before tax.

As a result of the foregoing factors, net earnings increased to $1.2 million for the three months ended June 30, 1996 from a net loss of $212,000 for the three months ended June 30, 1995, and earnings per share increased to $0.21 per share from ($0.04) per share for the same periods, respectively.

Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995

Gross premiums written increased 5.0% to $50.4 million for the six months ended June 30, 1996 from $48.0 million for the six months ended June 30, 1995. As previously disclosed, the Company began writing business in Texas in the third quarter of 1995. Since that time, the Company's Texas premiums have grown steadily, and for the period ended June 30, 1996, Texas accounted for approximately 21% of the Company's gross premiums written. A sizable portion of the Texas business has been written through an agency which has multiple branch offices, but these branch offices are controlled by common ownership.

Net premiums written decreased 7.0% to $43.6 million for the six months ended June 30, 1996 from $46.9 million for the six months ended June 30, 1995. This decrease was the result of the new reinsurance treaty whereby $5.3 million in premiums were ceded to the reinsurer.

Net premiums earned decreased 2.4% to $41.8 million during the six months ended June 30, 1996 from $42.8 million during the six months ended June 30, 1995. Without the new reinsurance treaty, net premiums earned would have been $44.6 million for an increase of $1.8 million or 4.2%.

Net investment income decreased slightly to $2.0 million for the six months ended June 30, 1996 from $2.1 million for the six months ended June 30, 1995. This was the result of a decrease in average investable assets and a decrease in the average investment yield as higher yielding securities have matured and been replaced by lower yielding securities.

Losses and loss adjustment expenses were $30.5 million for the six months ended June 30, 1996 with a net loss ratio of 73.0%, compared to $33.5 million for the six months ended June 30, 1995 with a net loss ratio of 78.3%. These decreases are primarily attributable to improvement in the Florida personal injury protection business due to previous rate increases and agency management steps taken. Also aiding in the reduction of the loss and loss adjustment expense ratio was our ability to use Omni staff appraisers to adjust more of our auto damage claims. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when necessary.

Acquisition and operating expenses increased slightly to $10.1 million for the six months ended June 30, 1996 from $9.9 million for the six months ended June 30, 1995, and the net expense ratio increased to 24.2% from 23.1% for these same periods. The increases are due primarily to increased staffing levels and certain other expenses without a corresponding increase in net premiums earned.

During the six month period ending June 30, 1995, the Company established a reserve for the premium tax assessment by the Florida Department of Revenue in the amount of $1.5 million. The net impact on earnings was $999,000 or $0.18 per share. See Note (2) in the "Notes to Consolidated Financial Statements."

The effective income tax rate for the six months ended June 30, 1996 was 26.7% compared to 16.9%, before the reserve for the premium tax assessment, for the six months ended June 30, 1995. The increase is primarily attributable to a decrease in tax exempt interest as a percentage of total earnings before tax.

As a result of the foregoing factors, net earnings increased to $2.4 million for the six months ended June 30, 1996 from $260,000 for the six months ended June 30, 1995, and earnings per share increased to $0.41 per share from $0.05 per share for the same periods, respectively.


Liquidity and Capital Resources

The Company's major sources of operating funds are dividends from Omni Insurance and payments received pursuant to a tax-sharing agreement between the Company and its subsidiaries. Therefore, the Company's liquidity will be dependent upon the earnings of Omni Insurance and the subsidiaries' ability to pay dividends and make tax-sharing payments to the Company.

The principal sources of funds for the insurance subsidiaries result from the collection of net premiums written, investment income and proceeds from investments that have been sold, matured or repaid.

The Company's principal uses of funds are the payment of general corporate expenses. The principal uses of funds for the insurance subsidiaries are the payment of claims, acquisition and operating expenses and the purchase of investments.

Net cash provided by operating activities was $66,000 for the six months ending June 30, 1996 compared with net cash provided of $2.2 million for the six months ending June 30, 1995. Cash flow for the prior year period was impacted by the receipt of $3.6 million from the cancellation of a reinsurance treaty. Absent the $3.6 million receipt in 1995, the Company's cash from operations for the six months ended June 30, 1996 improved by approximately $1.3 million.
This improvement is due to the Company's lower loss ratio compared to the prior year and the increase in gross premiums written.

Net funds used in investing activities was $175,000 for the six months ending June 30, 1996 compared with $2.5 million for the six months ending June 30, 1995. Company estimates of policy liabilities generally develop and are resolved over a period of less than three years; therefore, the Company has a relatively predictable schedule of cash needs. The Company also manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (that is, by attempting to match its liquidity with cash requirements). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities, substantially all of which are investment grade. The Company has no real estate investments or mortgage loans. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. There are no foreseeable requirements to liquidate any investments prior to their scheduled maturities.

Illinois (Omni Insurance's state of domicile) insurance laws and regulations impose certain restrictions on the amount of dividends that a company domiciled in the state may pay without prior regulatory approval. As a result, the maximum amount of dividends that Omni Insurance may pay without prior regulatory approval is the greater of (i) ten percent of the statutory policyholders' surplus as of the preceding December 31, or (ii) the statutory net income for the preceding calendar year, including a portion of its capital gains for such year, provided that dividends may only be paid to the extent of earned surplus. Omni Insurance has the ability to pay approximately $3.5 million of dividends to the Company during 1996.


See accompanying notes to consolidated financial statements.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults by the Company on its Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 7, 1996, the Company held its Annual Meeting of Stockholders. The following items were submitted to vote by all shares of Common Stock held of record on March 22, 1996:

 (1)Election of Directors to serve as Director until the next annual meeting:

                               For        Against      Abstain    Non-Vote     Total
                             ---------    -------      -------    --------  ---------
    Randolph G. Brown        5,380,455       -          3,310     316,385   5,700,150
    John E. Cay, III         5,380,455       -          3,310     316,385   5,700,150
    Donald L. Chapman        5,380,455       -          3,310     316,385   5,700,150
    J. Paul Kennedy          5,380,455       -          3,310     316,385   5,700,150
    Dudley L. Moore, Jr.     5,380,455       -          3,310     316,385   5,700,150
    John W. Rooker           5,380,455       -          3,310     316,385   5,700,150
    S. Stephen Selig, III    5,380,455       -          3,310     316,385   5,700,150


    Mr. Moore (Chairman of the Board) also serves as the Company's Chief Executive Officer and Mr. Kennedy also serves as the Company's President and Chief Operating Officer.

 (2)Proposal to ratify the appointment of the independent public accountants of the Company:

                               For        Against      Abstain    Non-Vote     Total
                             ---------    -------      -------    --------  ---------
    KPMG Peat Marwick LLP    5,383,155      310           300     316,385   5,700,150


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

                                                               Filed Herewith (*),
                                                              Nonapplicable (NA), or
                                                          Incorporated by Reference from

                                                                 OMGR
Exhibit                                                      Registration No.    Exhibit
Number                                                         or Report         Number
- - -----                                                          ---------         ------

 2.0    Plan of acquisition, reorganization, arrangement,
        liquidation or succession                                   NA

 3.1    Articles of Incorporation of the Company, as amended     33-64346         3.1

 3.2    Bylaws of the Company, as amended                        33-64346         3.2

 4.1    Specimen certificate of the Registrant's Common Stock    33-64346         4.1

 10.1   Charter of Omni Insurance Company                        33-64346        10.1

 10.2   By-Laws of Omni Insurance Company                        33-64346        10.2

 10.3   Amended and Restated Loan Agreement between Omni
        Insurance Group, Inc. and Dresdner Bank A.G., Grand
        Cayman Branch, dated September 8, 1988                   33-64346        10.3

 10.4   Promissory Note in the original principal amount of
        $5,500,000 payable by the Company, Dudley L. Moore,
        Jr. and Hannover Holdings, Inc. to Dresdner Bank
        A.G., Grand Cayman Branch dated September 8, 1988        33-64346        10.4

 10.5   Lease Agreement between Omni Insurance Group, Inc.
        and Boston Parkwood Company dated August 21, 1991,
        as amended by letter agreement dated January 30,
        1992                                                     33-64346        10.5

10.5A   First Amendment to Lease between Omni Insurance
        Group, Inc. and Boston Parkwood Company dated
        August 21, 1991, and amended by letter agreement
        dated January 30, 1992                                1994 Form 10-K     10.5A

10.5B   Second Amendment to Lease between Omni Insurance
        Group, Inc. and Boston Parkwood Company dated
        August 21, 1991, and amended by letter agreement
        dated January 30, 1992                                1994 Form 10-K     10.5B

 10.6   Employment Agreement between Omni Insurance Group,
        Inc. and J. Paul Kennedy dated April 28, 1986
        as amended                                               33-64346        10.6

 10.7   Stock Purchase Agreement among the Company, Dudley
        L. Moore, Jr. and Hannover Holdings, Inc. dated
        May 19, 1993                                             33-64346        10.7

 10.8   Promissory Note of the Company payable to First
        Union National Bank of North Carolina in the
        principal amount of $10,500,000 dated June 8, 1993       33-64346        10.8

 10.9   Loan Agreement between Omni Insurance Group, Inc.
        and First Union National Bank of North Carolina
        dated June 8, 1993                                       33-64346        10.9

10.10   Pledge Agreement between Dudley L. Moore, Jr. and
        First Union National Bank of North Carolina dated
        June 8, 1993                                             33-64346        10.10

10.11   Pledge Agreement between J. Paul Kennedy and First
        Union National Bank of North Carolina dated
        June 8, 1993                                             33-64346        10.11

10.12   Share Transfer Agreement effective March 31, 1993
        among Dudley L. Moore, Jr., J. Paul Kennedy and
        the Company                                              33-64346        10.12

10.13   Omni Insurance Group 401(k) Retirement Plan              33-64346        10.13

10.14   1993 Incentive Stock Option Plan of the Company          33-64346        10.14

10.15   1993 Nonqualified Stock Option Plan of the Company       33-64346        10.15

10.16   1993 Nonemployee Director Nonqualified Stock Option
        Plan of the Company                                      33-64346        10.16

10.17   Executive Split-Dollar Insurance Plan of the Company     33-64346        10.17

10.18   Agreement of Reinsurance between General Reinsurance
        Corporation and Omni Insurance Company                   33-64346        10.18

10.19   Private Passenger Automobile Quota Share Reinsurance
        Agreement between Omni Insurance Company and
        Transatlantic Reinsurance Company                        33-64346        10.19

10.20   Cover Note No. CT 1297-95 regarding reinsurance
        agreements between Omni Insurance Company and
        Reliance Insurance Company                            1994 Form 10-K     10.20

10.20A  Quota Share Reinsurance Agreement between Omni
        Insurance Company and Reliance Insurance Company      1995 Form 10-K     10.20A

10.21   Not used

10.22  Agency Agreement between Omni General Agency, Inc.     September 30,1995
       and Gainsco County Mutual Insurance Company                Form 10-Q      10.22

10.22A Amendment 1 to the Agency Agreement between Omni
       General Agency, Inc. and Gainsco County Mutual
       Insurance Company                                             *

10.23  Quota Share Reinsurance Agreement between Gainsco
       County Mutual Insurance Company and Omni               September 30,1995
       Insurance Company                                          Form 10-Q      10.23

10.23A Amendment 2 to the Quota Share Reinsurance Agreement
       between Gainsco County Mutual Insurance Company and
       Omni Insurance Company                                        *

10.24  Management and Service Agreement between Omni General  September 30,1995
       Agency, Inc. and Omni Insurance Company                    Form 10-Q      10.24

10.25  Trust Agreement between Gainsco County Mutual
       Insurance Company, Omni Insurance Company and The      September 30,1995
       Northern Trust Company                                     Form 10-Q      10.25

10.26  Split-Dollar Insurance Agreement between Omni
       Insurance Company and D. Jack Sawyer, Jr. as             March 31,1996
       Trustee under The DLMB Family Trust                        Form 10-Q      10.26

10.27  Cover Note CT1350-96 regarding reinsurance agreement
       between Omni Insurance Company and Transatlantic         March 31,1996
       Reinsurance Company                                        Form 10-Q      10.27

10.27A Automobile Physical Damage Quota Share Reinsurance
       Agreement between Omni Insurance Company, Omni
       Indemnity Company and Transatlantic Reinsurance
       Company                                                       *

10.28  Executive Incentive Common Stock Plan of Omni
       Insurance Group, Inc.                                         *

 11.0  Statement regarding computation of per share earnings        NA

 15.0  Letter regarding unaudited interim financial
       information                                                  NA

 18.0  Letter regarding change in accounting principles             NA

 19.0  Report furnished to security holders                         NA

 22.0  Published report regarding matters submitted to vote
       of security holders                                          NA

 23.0  Consents of accountants, experts and counsel                 NA

 24.0  Power of attorney                                            NA

 27.1  Financial data schedule (electronic filers only)              *

 99.0  Additional exhibits                                          NA


(b) Reports on Form 8-K.

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                OMNI INSURANCE GROUP, INC.
                                                         Registrant




Date:  August 9, 1996                           /s/ J. Paul Kennedy
                                                -------------------------------
                                                J. Paul Kennedy, President



Date:   August 9, 1996                          /s/ Susan H. Scalf
                                                -------------------------------
                                                Susan H. Scalf, Senior Vice
                                                President & Treasurer