Form 10-Q
period 1996-09-30
OMNI INSURANCE GROUP INC
filed 1996-11-14
CIK 906786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended            September 30, 1996

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


               Yes       X                           No
                   ------------                         ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, par value $.01
Issued and outstanding as of:  September 30, 1996 - 5,700,150 shares


                           OMNI INSURANCE GROUP, INC.
                                    Form 10-Q
                               September 30, 1996


                                Table of Contents



                                                                        Page
PART I.     Financial Information                                       Number

            Item 1.     Consolidated Financial Statements

                        Consolidated Balance Sheets at
                        September 30, 1996 and December 31, 1995          3

                        Consolidated Statements of Earnings -
                        Three and nine months ended
                        September 30, 1996 and 1995                       4

                        Consolidated Statements of Cash Flows -
                        Nine months ended September 30, 1996 and 1995     5

                        Notes to Consolidated Financial Statements        6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     7



PART II.    Other Information

            Item 1.     Legal Proceedings                                 11

            Item 2.     Changes in Securities                             11

            Item 3.     Defaults by the Company on its Senior Securities  11

            Item 4.     Submission of Matters to a Vote of Security
                        Holders                                           11

            Item 5.     Other Information                                 11

            Item 6.     Exhibits and Reports on Form 8-K                  11

                        Signatures                                        14


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           OMNI INSURANCE GROUP, INC.
                           Consolidated Balance Sheets

                                                      September 30,  December 31,
                                                          1996           1995
                                                      ------------   ------------
                                                       (Unaudited)
Assets

Investments:
  Fixed maturities, at fair value                     $ 72,241,257   $ 75,540,655
  Equity securities, at fair value                         190,225        201,763
  Invested cash                                         10,481,280      6,349,402
                                                       -----------    -----------
    Total investments                                   82,912,762     82,091,820

Accrued investment income                                1,347,935      1,392,261
Accounts receivable, principally premiums               42,771,308     32,207,999
Reinsurance recoverables                                 1,131,635      1,019,551
Prepaid reinsurance premiums                             4,393,041        985,013
Deferred policy acquisition costs                        8,623,573      7,672,865
Deferred income taxes                                    1,463,000        795,000
Property and equipment, net                              2,108,880      2,260,351
                                                       -----------    -----------
         Total assets                                 $144,752,134   $128,424,860
                                                       ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
  Unpaid losses and loss adjustment expenses          $ 35,731,936   $ 35,822,327
  Unearned premiums                                     45,638,110     34,606,009
  Funds held for reinsurance                                -               4,832
  Accounts payable and accrued expenses                  4,792,224      2,821,321
  Drafts payable                                         5,465,013      4,674,154
  Federal income taxes payable                             633,878        797,878
  Reserve for premium tax assessment                     1,460,000      1,460,000
  Other liabilities                                        396,101        239,551
                                                       -----------    -----------
    Total liabilities                                   94,117,262     80,426,072
                                                       -----------    -----------
Stockholders' equity:
  Common stock, par value $.01, authorized
    15,000,000 shares; issued 5,700,150 shares              57,002         57,002
  Additional paid-in capital                            28,937,173     28,937,173
  Net unrealized (depreciation) appreciation
    of securities                                         (289,495)       674,182
  Retained earnings                                     21,930,192     18,330,431
                                                       -----------    -----------
    Total stockholders' equity                          50,634,872     47,998,788
Commitments and contingencies (note 2)
                                                       -----------    -----------
      Total liabilities and stockholders' equity      $144,752,134   $128,424,860
                                                       ===========    ===========

See accompanying notes to consolidated financial statements.



                           OMNI INSURANCE GROUP, INC.
                       Consolidated Statements of Earnings
                                    Unaudited

                                          Three months ended September 30,   Nine months ended September 30,
                                                1996            1995               1996           1995
                                            ------------    ------------      ------------    ------------
Operating Data:
  Gross premiums written                    $ 32,113,289    $ 24,024,074      $ 82,482,958    $ 71,987,155
                                             ===========     ===========       ===========     ===========
  Net premiums written                      $ 28,833,150    $ 23,288,495      $ 72,475,917    $ 70,221,100
                                             ===========     ===========       ===========     ===========

Revenues:
  Net premiums earned                       $ 23,058,409    $ 22,734,512      $ 64,851,843    $ 65,558,440
  Net investment income                        1,016,762       1,066,991         3,047,838       3,175,600
  Realized capital gains (losses)                 (1,622)          -                25,916          (2,913)
  Other income (loss)                             18,458          (2,447)           22,504           7,506
                                             -----------     -----------       -----------     -----------
    Total revenues                            24,092,007      23,799,056        67,948,101      68,738,633
                                             -----------     -----------       -----------     -----------
Losses and expenses:
  Losses and loss adjustment expenses, net    17,266,964      16,829,714        47,783,498      50,359,826
  Acquisition and operating expenses, net      5,137,689       5,508,876        15,249,843      15,403,393
  Reserve for premium tax assessment               -               -                 -           1,460,000
                                             -----------     -----------       -----------     -----------
    Total losses and expenses                 22,404,653      22,338,590        63,033,341      67,223,219
                                             -----------     -----------       -----------     -----------
      Earnings before income taxes             1,687,354       1,460,466         4,914,760       1,515,414
                                             -----------     -----------       -----------     -----------
Income taxes (benefit):
  Current                                        512,000         331,000         1,486,000          29,000
  Deferred                                       (59,000)         37,000          (171,000)        134,000
                                             -----------     -----------       -----------     -----------
    Total income taxes                           453,000         368,000         1,315,000         163,000
                                             -----------     -----------       -----------     -----------
        Net earnings                        $  1,234,354    $  1,092,466      $  3,599,760    $  1,352,414
                                             ===========     ===========       ===========     ===========


Net earnings per share                      $       0.22    $       0.19      $       0.63    $       0.24
                                             ===========     ===========       ===========     ===========
Weighted average shares outstanding            5,700,150       5,700,150         5,700,150       5,700,150
                                             ===========     ===========       ===========     ===========

See accompanying notes to consolidated financial statements.


                           OMNI INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                               Nine months ended September 30,
                                                                      1996           1995
                                                                   ----------      ----------
Cash flows from operating activities:
Net earnings                                                      $ 3,599,760     $ 1,352,414
 Adjustments to reconcile net earnings to net cash
   provided from operating activities:
     Amortization and depreciation                                    860,663         678,293
     Increase in accounts receivable, principally premiums        (10,563,309)     (5,152,301)
     (Increase) decrease in reinsurance recoverables                 (112,084)        707,537
     (Increase) decrease in prepaid reinsurance premiums           (3,408,028)      3,302,537
     Increase in deferred policy acquisition costs                   (950,708)     (1,499,204)
     Deferred income tax (benefit) expense                           (171,000)        134,000
     (Decrease) increase in unpaid losses and loss adjustment
       expenses                                                       (90,391)      1,380,663
     Increase in unearned premiums                                 11,032,101       1,360,123
     Decrease in funds held for reinsurance                            (4,832)     (1,742,690)
     Increase in accounts payable and accrued expenses              1,202,918         166,711
     Increase in drafts payable                                       790,859         121,301
     Change in federal income taxes                                  (164,000)       (271,000)
     Increase in reserve for premium tax assessment                      -          1,460,000
     Other, net                                                       174,957        (199,433)
                                                                   ----------      ----------
       Net cash provided from operating activities                  2,196,906       1,798,951
                                                                   ----------      ----------
Cash flows from investing activities:
 Purchases of investments                                          (7,122,888)     (8,421,156)
 Maturities, calls, and paydowns of fixed maturities                5,370,912       1,346,344
 Sales of investments                                               3,157,068          88,500
 (Increase) decrease in invested cash                              (4,131,878)      5,334,293
 Purchases of property and equipment                                 (394,633)       (924,382)
 Sales of property and equipment                                      156,529         130,790
                                                                   ----------      ----------
       Net cash used in investing activities                       (2,964,890)     (2,445,611)
                                                                   ----------      ----------
Cash flows from financing activities:
 Cash overdraft                                                       767,984         646,660
                                                                   ----------      ----------
       Net cash provided by financing activities                      767,984         646,660
                                                                   ----------      ----------

       Net decrease in cash                                             -               -
Cash at beginning of period                                             -               -
                                                                   ----------      ----------
Cash at end of period                                             $     -         $     -
                                                                   ==========      ==========

Supplemental cash flow information - cash payments
  during year for:
       Income taxes                                               $ 1,650,000     $   300,000
                                                                   ==========      ==========

Supplemental schedule of noncash investing and
  financing activities:
       Retirement of treasury stock                               $     -         $ 7,400,000
                                                                   ==========      ==========

See accompanying notes to consolidated financial statements.


                           OMNI INSURANCE GROUP, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996



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

(3) Redomestication

During the quarter ended September 30, 1996, Omni Indemnity Company received approval to redomesticate from Georgia to Illinois. The effective date of redomestication was June 10, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 1996, the Company entered into a catastrophe reinsurance treaty with a reinsurer rated A+ by A.M. Best (hereinafter, the "new reinsurance treaty"). This treaty reinsures 80% of all comprehensive premiums and provides protection in the event of a large weather-related loss. The commencement of this treaty impacted a number of the accounts and ratios of the Company during 1996 but resulted in a decrease in net income of only approximately $0.01 and $0.03 per share for the three and nine months ended September 30, 1996, respectively.


Financial Condition

September 30, 1996, Compared to December 31, 1995

Total investments increased to $82.9 million at September 30, 1996 from $82.1 million at December 31, 1995. This increase was the result of positive operating cash flow for the nine months ended September 30, 1996. Partially offsetting this increase was an unrealized loss of approximately $1.5 million in the investment portfolio which resulted in an after tax decrease of $1.0 million to stockholders' equity. The unrealized loss was a result of an increase in interest rates and the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The increase in accounts receivable to $42.8 million and unearned premiums to $45.6 million at September 30, 1996 is the result of the increase in gross premiums written and changes in payment plans offered to and utilized by insureds compared to December 31, 1995.

Prepaid reinsurance premiums and deferred policy acquisition costs were impacted by the new reinsurance treaty. Prepaid reinsurance premiums increased to $4.4 million at September 30, 1996 from $1.0 million at December 31, 1995 due primarily to the cession of the unearned premium reserve on the new reinsurance treaty. The increase in deferred policy acquisition costs to $8.6 million at September 30, 1996 from $7.7 million at December 31, 1995 was primarily attributable to the increase in deferrable acquisition expenses resulting from the larger volume of gross premiums written for the quarter ended September 30, 1996, compared to the quarter ended December 31, 1995.
The increase in deferred policy acquisition costs was partially offset by the deferral of the unearned portion of commission on the new reinsurance treaty.

Unpaid losses and loss adjustment expenses decreased to $35.7 million at September 30, 1996 from $35.8 million at December 31, 1995. The decrease is attributable to a reduction in our loss ratio and our ability to speed the claims settlement process through the use of staff adjusters.


Results of Operations

Three Months Ended September 30, 1996, Compared to Three Months Ended September 30, 1995

Gross premiums written increased 33.7% to $32.1 million for the three months ended September 30, 1996 from $24.0 million for the three months ended September 30, 1995. As previously disclosed, the Company began writing business in Texas in the third quarter of 1995. Since that time, the Company's Texas premiums have grown steadily. For the three months ended September 30, 1996, Texas accounted for approximately 16% of the Company's gross premiums written. A sizable portion of the Texas business has been written through an agency which has multiple branch offices, but these branch offices are controlled by common ownership.

Net premiums written increased 23.8% to $28.8 million for the three months ended September 30, 1996 from $23.3 million for the three months ended September 30, 1995. This increase was partially offset by the new reinsurance treaty whereby approximately $2.3 million in premiums were ceded to the reinsurer.

Net premiums earned increased 1.4% to $23.1 million during the three months ended September 30, 1996 from $22.7 million during the three months ended September 30, 1995. Without the new reinsurance treaty, net premiums earned would have been $24.7 million.

Net investment income decreased slightly to $1.0 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September
30, 1995.   This was the result of a decrease in average investable assets and a decrease in the average investment yield as higher yielding securities have matured and been replaced by lower yielding securities.

Losses and loss adjustment expenses were $17.3 million for the three months ended September 30, 1996 with a net loss ratio of 74.9%, compared to $16.8 million for the three months ended September 30, 1995 with a net loss ratio of 74.0%. Without the new reinsurance treaty, the net loss ratio would have decreased to 73.4% for the three months ended September 30, 1996. This is due to the premiums ceded having a lower loss and loss adjustment expense ratio than the Company has in the aggregate. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when necessary.

Acquisition and operating expenses decreased to $5.1 million for the three months ended September 30, 1996 from $5.5 million for the three months ended September 30, 1995, and the net expense ratio decreased to 22.3% from 24.2% for these same periods. This decrease was primarily due to the new reinsurance treaty. Without the new reinsurance treaty, the Company's net expense ratio would have been 23.6%.

The effective income tax rate for the three months ended September 30, 1996 was 26.8% compared to 25.2% for the three months ended September 30, 1995. The increase is primarily attributable to a decrease in tax exempt interest as a percentage of total earnings before tax.

As a result of the foregoing factors, net earnings increased to $1.2 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September 30, 1995, and earnings per share increased to $0.22 per share from $0.19 per share for the same periods, respectively.

Nine Months Ended September 30, 1996, Compared to Nine Months Ended September 30, 1995

Gross premiums written increased 14.6% to $82.5 million for the nine months ended September 30, 1996 from $72.0 million for the nine months ended
September 30, 1995. As previously disclosed, the Company began writing business in Texas in the third quarter of 1995. Since that time, the Company's Texas premiums have grown steadily, and for the nine months ended September
30, 1996, Texas accounted for approximately 19% of the Company's gross premiums written. A sizable portion of the Texas business has been written through an agency which has multiple branch offices, but these branch offices are controlled by common ownership.

Net premiums written increased 3.2% to $72.5 million for the nine months ended September 30, 1996 from $70.2 million for the nine months ended September 30, 1995. This increase was partially offset by the new reinsurance treaty whereby $7.6 million in premiums were ceded to the reinsurer.

Net premiums earned decreased 1.1% to $64.9 million during the nine months ended September 30, 1996 from $65.6 million during the nine months ended September 30, 1995. Without the new reinsurance treaty, net premiums earned would have been $69.3 million.

Net investment income decreased slightly to $3.0 million for the nine months ended September 30, 1996 from $3.2 million for the nine months ended September 30, 1995. This was the result of a decrease in average investable assets and a decrease in the average investment yield as higher yielding securities have matured and been replaced by lower yielding securities.

Losses and loss adjustment expenses were $47.8 million for the nine months ended September 30, 1996 with a net loss ratio of 73.7%, compared to $50.4 million for the nine months ended September 30, 1995 with a net loss ratio of 76.8%. Without the new reinsurance treaty, the net loss ratio would have decreased to 72.5% for the nine months ended September 30, 1996. This is due to the premiums ceded having a lower loss and loss adjustment expense ratio than the Company has in the aggregate. These decreases are primarily attributable to improvement in the Florida personal injury protection business due to previous rate increases and agency management steps taken. Also aiding in the reduction of the net loss ratio was our ability to use Omni staff appraisers to adjust more of our auto damage claims. For the nine months ended September 30, 1996, the Company experienced adverse development of approximately $2.0 million on its prior to 1996 accident year loss reserves. The majority of this development was on accident years prior to 1995. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when necessary.

Acquisition and operating expenses decreased slightly to $15.2 million for the nine months ended September 30, 1996 from $15.4 million for the nine months ended September 30, 1995, while the net expense ratio remained constant at 23.5% for these same periods. These results were affected by the new reinsurance treaty. Without the new reinsurance treaty, the Company's net expense ratio would have been 24.6%. The Company's operating expenses have increased due primarily to increased staffing levels and certain other volume-related expenses.

During the nine month period ending September 30, 1995, the Company established a reserve for the premium tax assessment by the Florida Department of Revenue in the amount of $1.5 million. The net impact on earnings was $999,000 or $0.18 per share. See Note (2) in the "Notes to Consolidated Financial Statements."

The effective income tax rate for the nine months ended September 30, 1996 was 26.8% compared to 21.0%, before the reserve for the premium tax assessment, for the nine months ended September 30, 1995. The increase is primarily attributable to a decrease in tax exempt interest as a percentage of total earnings before tax.

As a result of the foregoing factors, net earnings increased to $3.6 million for the nine months ended September 30, 1996 from $1.4 million for the nine months ended September 30, 1995, and earnings per share increased to $0.63 per share from $0.24 per share for the same periods, respectively.


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

Net cash provided by operating activities was $2.2 million for the nine months ending September 30, 1996 compared with net cash provided of $1.8 million for the nine months ending September 30, 1995. Cash flow for the prior year period was impacted by the receipt of $3.6 million from the cancellation of a reinsurance treaty. Absent the $3.6 million receipt in 1995, the Company's cash from operations for the nine months ended September 30, 1996 improved by approximately $4.0 million. This improvement is due to the Company's lower net loss ratio compared to the prior year and the increase in gross premiums written.

Net funds used in investing activities was $3.0 million for the nine months ending September 30, 1996 compared with $2.4 million for the nine months ending September 30, 1995. Company estimates of policy liabilities generally develop and are resolved over a period of less than three years; therefore, the Company has a relatively predictable schedule of cash needs. The Company also manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (that is, by attempting to match its liquidity with cash requirements). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities, substantially all of which are investment grade. The Company has no real estate investments or mortgage loans. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. There are no foreseeable requirements to liquidate any investments prior to their scheduled maturities.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

                                                            Filed Herewith (*),
                                                           Nonapplicable (NA), or
                                                       Incorporated by Reference from

                                                                       OMGR
Exhibit                                                          Registration No.    Exhibit
Number                                                              or Report        Number
------                                                           ----------------    -------
2.0     Plan of acquisition, reorganization, arrangement,
        liquidation or succession                                     NA

3.1     Articles of Incorporation of the Company, as amended        33-64346           3.1

3.2     Bylaws of the Company, as amended                           33-64346           3.2

4.1     Specimen certificate of the Registrant's Common Stock       33-64346           4.1

10.1    Charter of Omni Insurance Company                           33-64346          10.1

10.2    By-Laws of Omni Insurance Company                           33-64346          10.2

10.3    Amended and Restated Loan Agreement between Omni
        Insurance Group, Inc. and Dresdner Bank A.G., Grand
        Cayman Branch, dated September 8, 1988                      33-64346          10.3

10.4    Promissory Note in the original principal amount of
        $5,500,000 payable by the Company, Dudley L.
        Moore, Jr. and Hannover Holdings, Inc. to Dresdner
        Bank A.G., Grand Cayman Branch dated September 8, 1988      33-64346          10.4

10.5    Lease Agreement between Omni Insurance Group, Inc. and
        Boston Parkwood Company dated August 21, 1991, as
        amended by letter agreement dated January 30, 1992          33-64346          10.5

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

10.5C   Sublease between Omni Insurance Company and Suburban
        Lodges of America, Inc.                                           *

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

10.20A  Quota Share Reinsurance Agreement between Omni Insurance
        Company and Reliance Insurance Company                    1995 Form 10-K      10.20A

10.21   Not used

10.22   Agency Agreement between Omni General Agency, Inc. and    September 30,1995
        Gainsco County Mutual Insurance Company                       Form 10-Q       10.22

10.22A  Amendment 1 to the Agency Agreement between Omni General    June 30, 1996
        Agency, Inc. and Gainsco County Mutual Insurance Company      Form 10-Q       10.22A

10.23   Quota Share Reinsurance Agreement between Gainsco County  September 30,1995
        Mutual Insurance Company and Omni Insurance Company           Form 10-Q       10.23

10.23A  Amendment 2 to the Quota Share Reinsurance Agreement
        between Gainsco County Mutual Insurance Company and         June 30, 1996
        Omni Insurance Company                                        Form 10-Q       10.23A

10.24   Management and Service Agreement between Omni General     September 30,1995
        Agency, Inc. and Omni Insurance Company                       Form 10-Q       10.24

10.25   Trust Agreement between Gainsco County Mutual Insurance
        Company, Omni Insurance Company and The Northern Trust    September 30,1995
        Company                                                       Form 10-Q       10.25

10.26   Split-Dollar Insurance Agreement between Omni Insurance
        Company and D. Jack Sawyer, Jr. as Trustee under            March 31,1996
        The DLMB Family Trust                                         Form 10-Q       10.26

10.27   Cover Note CT1350-96 regarding reinsurance agreement
        between Omni Insurance Company and Transatlantic            March 31, 1996
        Reinsurance Company                                           Form 10-Q       10.27

10.27A  Automobile Physical Damage Quota Share Reinsurance
        Agreement between Omni Insurance Company, Omni Indemnity    June 30, 1996
        Company and Transatlantic Reinsurance Company                 Form 10-Q       10.27A

10.28   Executive Incentive Common Stock Plan of Omni Insurance     June 30, 1996
        Group, Inc.                                                   Form 10-Q       10.28

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



                                             OMNI INSURANCE GROUP, INC.
                                                              Registrant




Date:  November 13, 1996                     /s/ J. Paul Kennedy
       -------------------                   ----------------------------------
                                             J. Paul Kennedy, President & Chief
                                             Operating Officer



Date:  November 13, 1996                     /s/ Susan H. Scalf
       -------------------                   ----------------------------------
                                             Susan H. Scalf, Senior Vice
                                             President & Treasurer