Form 10-K
period 1996-12-31
OMNI INSURANCE GROUP INC
filed 1997-03-27
CIK 906786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of  1934 For the transition period from _________ to ________


Commission file number 000-22142

                           OMNI INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                       Georgia                          58-1680624
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

      1000 Parkwood Circle, Atlanta, Georgia               30339
     (Address of Principal executive offices)            (Zip Code)

                                 (770)-952-4500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
           None                                            N/A


Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 1997 was approximately $21.7 million. The number of shares of the registrant's Common Stock, par value $.01, outstanding as of March 21, 1997 was 5,700,150.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibits to Form S-1 Registration Statement Under the Securities Act of 1933 which has been filed with the Securities and Exchange Commission and declared effective on July 29, 1993 (Commission file # 33-64346) are incorporated by reference into Part IV - Item 14 of this Form 10-K.

Portions of the registrant's Proxy Statement sent to shareholders for the Annual Meeting to be held on May 13, 1997 and filed with the Securities and Exchange Commission within 120 days of December 31, 1996 ("Proxy") are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's 1996 Annual Report to Shareholders ("Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

                               TABLE OF CONTENTS


Part I:                                                                             Page
                                                                                    ----
          Item  1.  Business                                                         3
          Item  2.  Properties                                                       14
          Item  3.  Legal Proceedings                                                14
          Item  4.  Submission of Matters to a Vote of Security Holders              14

Part II:
          Item  5.  Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                      14
          Item  6.  Selected Financial Data                                          14
          Item  7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              14
          Item  8.  Financial Statements and Supplementary Data                      14
          Item  9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                              14

Part III:
          Item  10. Directors and Executive Officers of the Registrant               15
          Item  11. Executive Compensation                                           15
          Item  12. Security Ownership of Certain Beneficial Owners
                    and Management                                                   15
          Item  13. Certain Relationships and Related Transactions                   15

Part IV:
          Item  14. Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                                      16

                                     PART I
ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

BACKGROUND

Omni Insurance Group, Inc. ("Company", "Omni") was organized in June 1986 by Dudley L. Moore, Jr., an insurance executive with extensive experience in the nonstandard automobile insurance industry, and Hannover Holdings, Inc. ("Hannover"), a subsidiary of Vereinigte Haftpflicht Versicherung ("VHV"), a major property and casualty insurer in Germany, for the purpose of marketing and underwriting nonstandard automobile insurance.

The Company consists of two property and casualty subsidiaries and a managing general agency. Omni Insurance Company ("Omni Insurance"), which was acquired by the Company soon after the Company was incorporated, was organized in June 1980 to serve as a reinsurance subsidiary of Hannover. Until acquired by the Company, Omni Insurance's activity was limited to reinsuring a small portion of the direct written premiums of VHV. All such reinsurance activity was terminated prior to Omni Insurance's acquisition by the Company. Omni Indemnity Company was an inactive subsidiary of Omni Insurance until it began writing business in September 1993. During 1995, the Company began business in Texas through the county mutual system. The county mutual system is unique to Texas but provides for rate flexibility not afforded outside this system. This system requires a county mutual insurance company to act as the "Insurer" and a managing general agency to act as the selling agent for the Insurer. Omni Insurance established Omni General Agency, Inc. ("Agency") to act as the managing general agency. Since no new county mutual insurance companies can be formed, Omni Insurance contracted with a company rated A+ by A.M. Best to front this business. In turn, Omni Insurance assumes 100% of Agency's business written through the Insurer.

SHARE PURCHASE

On June 8, 1993, the Company purchased 2,534,483 shares of Common Stock (42% of all such shares then outstanding) from Hannover for cash consideration of $7.4 million and the repayment by the Company of indebtedness in the amount of $2.8 million owed to Dresdner Bank A.G., Grand Cayman Branch ("Dresdner Indebtedness"). The consideration was determined based on arm's-length negotiations between representatives of Hannover, VHV and the Company. The Company acquired its shares from Hannover because management believed such acquisition represented an opportunity to acquire the shares on advantageous terms. The Company, Hannover and Dudley L. Moore, Jr., a principal stockholder of the Company, were joint and several obligors with respect to the Dresdner Indebtedness, which was originally incurred in March 1987 to provide the Company with operating capital. The Dresdner Indebtedness was secured by a pledge of all of the outstanding shares of the Company's Common Stock owned by Mr. Moore and Hannover.

Funds utilized to purchase the Company's Common Stock from Hannover and to retire the Dresdner Indebtedness were borrowed from First Union National Bank of North Carolina ("First Union") under the terms of a loan agreement dated June 8, 1993 ("Loan Agreement"), between the Company and First Union providing for a line of credit in an amount up to $10.5 million ("First Union Loan"), of which $10.2 million was drawn. The loan was repaid on August 5, 1993.

SHARE TRANSFER

Pursuant to a Share Transfer Agreement dated June 8, 1993 between the Company, Mr. Moore, the chairman of the Board of Directors of the Company, and J. Paul Kennedy, the Company's President, Mr. Moore transferred 451,434 shares of Common Stock to Mr. Kennedy, effective for accounting purposes March 31, 1993, as compensation for his services to the Company. Pursuant to such Share Transfer Agreement, the Company paid to Mr. Kennedy an amount equal to the reduction in the Company's federal and state income taxes resulting from this transaction. In connection with the transfer, the Company recorded $1.3 million of nonrecurring, noncash compensation expense and $679,000 of nonrecurring cash compensation expense (which represented the expected tax benefits) for 1993. This transaction did not impact total stockholders' equity.

INITIAL PUBLIC OFFERING

On July 29, 1993, the Company completed its initial public offering of 2,000,000 shares of common stock. After commissions, professional fees and related expenses, the offering resulted in net proceeds to the Company of $25.5 million. The proceeds were utilized to repay the $10.2 million First Union Loan and to increase the capital of Omni Insurance.


UNDERWRITER'S OVERALLOTMENT

On August 26, 1993, 200,000 shares were purchased under the terms of the overallotment granted to the underwriter at the initial public offering price of $14.00 per share. This resulted in net proceeds to the Company of $2.6 million and brought total shares outstanding to 5,700,000. These additional proceeds were utilized to further increase the capital of Omni Insurance Company.

NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

The Company is a specialty insurer which markets and underwrites nonstandard automobile insurance to individuals. Nonstandard automobile insurance is designed for drivers who are unable to purchase insurance in the preferred or standard insurance markets due to lapse of previous automobile insurance, limited driving experience, unsatisfactory prior driving records or other restrictive underwriting criteria. The Company's policyholders are ordinarily charged higher rates and carry lower liability limits than preferred or standard risk drivers.

The Company's business strategy is to be a low-cost provider of nonstandard automobile insurance while providing superior service to agents and insureds. The Company pursues this strategy by concentrating on the following:

     - PRICING - Product pricing is a significant factor in the nonstandard automobile segment of the insurance industry. The Company utilizes an extensive proprietary database and specially designed software to analyze a broad range of loss and expense-related variables to assist the Company in establishing, monitoring and adjusting prices.

     - AUTOMATION - A high degree of automation supports the activities of agents and employees, helps maintain expenses lower than industry averages and assists the Company in marketing its insurance products at competitive rates, while maintaining desirable profit margins.

     - MARKETING - The Company markets insurance directly to independent agents, without relying on wholesale distributors such as managing general agents, thereby maintaining a direct relationship with each agent who represents the Company and a closer relationship with the Company's policyholders.

    - SERVICE - The Company emphasizes the quality and extent of its service to independent agents as a means of assisting agents in lowering their costs and increasing their profits. Service to policyholders is intended to foster customer satisfaction and policy renewals.

The Company operates through approximately 3,200 independent agents located in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, Tennessee, Texas and Virginia. The following table sets forth, for each of the years indicated, the amount of gross premiums written by state:


                             Gross Premiums Written

                            Years Ended December 31,

                                     1996             1995             1994
                                     ----             ----             ----
  Alabama...................     $17,586,499       20,076,197       17,172,069

  Florida...................      31,139,958       35,619,209       39,435,554

  Georgia...................       2,349,765        3,975,869        5,483,472

  Kentucky..................       9,167,214       10,728,724       14,937,492

  Louisiana.................       2,886,632        1,905,015          969,795

  Mississippi...............       3,655,308        3,149,226        3,964,460

  Tennessee.................       4,405,207          954,494          415,159

  Texas.....................      23,527,196        3,231,103               --

  Virginia..................      20,673,725       12,266,295       13,517,737
                                ------------     ------------       ----------

                                $115,391,504       91,906,132       95,895,738
                                ============     ============     ============

GROWTH STRATEGY

Management believes the Company's future growth will depend primarily upon the continuation of the same products and marketing methods employed by the Company since it was organized. The Company's ability to achieve additional growth and profitability will depend, in the opinion of management, upon the Company's ability to increase sales of its products within the states in which the Company presently operates and upon the Company's ability to enter successfully the market for its products in additional states. Besides the states in which it is presently engaged in business, the Company was licensed in the District of Columbia and the following fifteen states at December 31, 1996: Arkansas, California, Connecticut, Illinois, Indiana, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Washington and Wisconsin.

Although management of the Company believes significant opportunities for growth continue to exist within its current marketing territories, the Company intends to seek entry into selected additional states based upon a number of factors. Such factors include the size of the nonstandard automobile market, the history and profitability of insurance companies presently operating in such states, geographic proximity to the Company's present marketing territories, management's prior experience with the state, where applicable, and the legislative climate affecting the Company's business.

The Company will continue its efforts to provide superior service to agents and policyholders while seeking to further improve operating efficiencies and lower costs. The Company intends to accomplish these objectives by continuing to stress reliance on efficiency and automation of the Company's pricing, underwriting, administrative, marketing and claims activities.

While the Company has always considered acquisitions to be one element of its growth strategy, the Company has not been an aggressive acquiror to date. With the trend toward consolidation in the industry and with the Company's modest levels of reinsurance and no debt, acquisitions provide opportunities to further leverage results. The Company has clearly defined acquisition criteria and will selectively pursue opportunities in the future.

NONSTANDARD AUTOMOBILE INSURANCE

The nonstandard automobile insurance business is influenced by many factors, including state insurance laws, market conditions for standard automobile insurance and state assigned risk and residual market plans. Underwriting standards for preferred and standard risks have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard market. These factors have contributed to an increase in the size of the nonstandard automobile market. Based on information provided by A.M. Best Company, Inc. ("Best"), from 1985 through 1995, the nonstandard automobile segment grew from approximately $5.1 billion annually to approximately $17.4 billion annually of direct premiums written, and from 10.3% to 16.7% of the total private passenger automobile insurance market. Best is an independent insurance financial rating agency which rates all significant U.S. property and casualty insurers based on such factors of concern to policyholders as financial condition and solvency.

MARKETING

Management believes the Company's utilization of independent agents enables it to maintain more direct contact with agents and policyholders, provides for greater operating efficiencies and reduces the risks of concentration of business. A sizable portion of the Company's Texas business has been written through an independent agency which has multiple branch offices controlled by common ownership. For the year ended December 31, 1996, this agency produced 11.8% of the Company's total gross premiums written and 8.7% of net premiums earned.

Selection of agents is a significant factor in the Company's marketing strategy. Independent agents usually represent more than one nonstandard insurance company. Although certain of the Company's agents specialize in nonstandard automobile insurance, the Company seeks to identify and appoint agents for whom nonstandard automobile insurance is only one of a variety of products offered by the agent. Management believes such independent agents represent the fastest growing segment of the nonstandard automobile insurance market. Because independent insurance agents have significant influence over which insurance company will write insurance policies for their customers, management regards independent insurance agents as the Company's primary customers. The Company believes its relationships with its independent agents are excellent.

The Company continually monitors the loss ratio of each of the Company's independent agents. This information provides the Company with an important means of quality control and allows the Company to communicate with its agents regarding results.

The Company employs thirteen salaried marketing representatives, each of whom is responsible for a specific marketing region. Marketing representatives are responsible for maintaining relationships with existing agents, recruiting new agents and generally responding to the Company's needs within the territories in which they serve. The marketing representatives provide support for agents with respect to products, rating and administration. Each marketing representative is equipped with a portable computer used for demonstration purposes, communicating with Company headquarters and for agents' training.

The Company compensates agents based on a fixed percentage (ordinarily 15%) of premiums written. The Company bills insureds directly for premium payments and issues Company checks directly to independent agents for the payment of commissions. As a consequence, agents' balances payable to the Company are not a significant factor in the Company's operations. Management of the Company believes this method of collecting premiums and paying agents' commissions is efficient and enables the Company to avoid risks associated with collecting balances due from agents.

The Company has developed and provides each of its agents with proprietary computer software designed for rating prospective risks. Automated policyholder account status information is provided to agents by means of an on-line voice response unit or through personal computer interface. Through this interface, agents are able to perform a variety of functions, including electronic transfers of installments and renewal down payments. Policyholders may call the Company directly or access a voice response unit by means of a touch tone telephone to secure current information concerning the status of their accounts. The Company seeks to improve service to agents and insureds by directing all telephone calls to either the customer service or claims department. In either case, the caller is connected to an employee of the Company who is trained to handle each inquiry without being referred to another department.

COMPUTER SYSTEM AND AUTOMATION

The Company's computer operating system ("System") has been designed by the Company to enhance service to policyholders and agents, to achieve cost efficiencies and to manage data for pricing and rating. The System is comprised of IBM AS/400 hardware, personal computers and a local area network.

Upon the Company's receipt of an application for insurance, pertinent information is entered into the System and is thereafter available for use by all departments within the Company. Only certain employees may change data based on controlled data entry codes. Data is entered only once. Information is accessible on line and the System operates from a common database. The System is regularly improved by Company employees who have extensive computer-related experience. Some of the System's significant features are described below:

    - New applications can be entered on personal computers and uploaded to the System or can be entered directly into the System, permitting off-site entry and continuing access to the System.

    - The System allows collection and analysis of a broad range of variables for pricing the Company's product.

    - The System provides for an array of payment options which may vary as to frequency of payments, down payments and commissions, thereby providing flexibility to the agent and customer in selecting a plan which fits the customer's needs.

    - Computer generated documents are stored in an electronic file which can be accessed by all personnel, permitting responses to customer inquiries without retrieving paper files. The Company's use of a transaction date filing system which logs and files transactions into the System by date permits operations to function without file room personnel.

    - The System allows the Company's agents to rate policies with a limited amount of data entry. Certain agents have the capability of entering and transmitting application data to the Company by means of a modem. When submitted applications meet pre-set driving record criteria, policies can be issued without intervention by Company personnel, thereby reducing the amount of handling and time required to issue policies. These efficiencies reduce the Company's costs and enhance the Company's image for service and responsiveness.

    - The System automatically orders driving record information upon entry of applications, updates driving records and re-rates policies using any additional information contained in motor vehicle reports. Updated policies which continue to meet the Company's underwriting criteria may then be automatically issued.

    - The System's voice response unit provides insureds with current automated account status information by means of a touch tone telephone. Similar information is available in display format through a personal computer interface which allows agents with a modem to log onto the Company's computer. This feature of the System provides extended hours of service to policyholders and reduces the number of Company personnel required to provide account status information.

    - The System provides a comprehensive reporting program which provides information necessary to meet the Company's statutory reporting requirements. Statistical information is downloaded to a personal computer network to assist in providing the actuarial department with premium and loss development data.

REINSURANCE

From October 1, 1991, to January 1, 1994, Omni Insurance maintained a 35% quota share reinsurance treaty with a third-party reinsurer. Effective January 1, 1994, Omni Insurance cancelled this treaty and recaptured the reserves ceded for accident years 1992 and 1991. The reserves for accident year 1993 were recaptured effective January 1, 1995. On December 31, 1994, Omni Insurance entered into a new reinsurance agreement with a third-party reinsurer to limit its potential losses on insurance contracts. Under this agreement, Omni Insurance ceded 10% of its unearned premiums on December 31, 1994. Losses incurred on business in effect on that date were covered by the reinsurer up to their cession amount of 10%. Effective December 31, 1995, this treaty expired and all outstanding reserves were recaptured.

The Company also maintains excess of loss reinsurance for amounts in excess of statutory limits with a reinsurer rated A++ by A.M. Best. This treaty has been in effect since 1988. The Company intends to maintain this type of reinsurance coverage.

The Company has not historically maintained catastrophe reinsurance. During 1995, the Company entered Texas, increasing its exposure to catastrophe in the form of hail. Effective January 1, 1996, Omni entered into a reinsurance treaty with a reinsurer rated A+ by A.M. Best. This treaty reinsures 80% of all comprehensive premiums and provides coverage in the event of large weather-related losses.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

UNDERWRITING

The Company seeks to classify and price risks into narrowly defined segments by utilizing actuarial data and a broad range of variables. The pricing of the Company's policies is accomplished by its actuarial staff based on its proprietary database containing statistical experience by age, class of driver, type of automobile, zip code, prior driving history and other rating characteristics. The Company's database is continually monitored and updated to enhance the Company's ability to develop more precise rates based on a larger number of defined segments and variables.


The Company monitors its database and loss experience with a view toward seeking regular and moderate rate adjustments, whenever it believes necessary. These procedures generally enable the Company to avoid large rate increases, which may cause policyholders not to renew their policies. The rate approval process varies from state to state. Most states permit the use of rates only after approval by the insurance department, while a limited number of states allow the use of rates after only an informational filing.

Integrated computer software automates the Company's underwriting and rating processes. The System screens insureds by comparing data on policy applications with criteria pre-established by the Company, rates and issues policies and develops statistical information for use by management.

The Company's independent agents have the authority to bind insurance coverages in accordance with procedures established by the Company. The Company promptly reviews all coverages bound by agents and decides whether to continue such coverages. Since all final underwriting decisions are made by the Company, management considers the risk in granting agents binding authority to be minimal.

CLAIMS

All claims adjustments and payments are made by Company employees. The Company also utilizes independent appraisers to aid in estimating physical damage claims. However, the number of staff appraisers employed full-time by the Company is increasing, allowing the utilization of independent appraisers to continue to decline. Management believes that utilizing Company trained employees permits faster, more efficient service at a lower effective cost.

Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claims-related litigation is monitored by home office supervisors. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims, adequate reserving for claims and controlling claims adjustment expenses.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss reserves are estimates of claims which an insurer expects to pay. The Company is required to maintain reserves for the payment of estimated losses and loss adjustment expenses ("LAE") for both reported claims ("case reserves") and losses estimated to have been incurred but which have not yet been reported ("IBNR"). The Company's ultimate actual liability may be more or less than current reserve estimates. The Company engages an independent actuary to review and certify loss reserve estimates.

With respect to reported losses, reserves are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. Case-by-case reserve amounts relate to bodily injury claims and are established based on the Company's reserving practices, taking into account the circumstances surrounding each claim and policy provision relating to types of losses. Formula reserve amounts relate to all other types of claims and are based on factors including historical paid and incurred loss data for similar claims with provision for trends.

As to incurred claims which have not yet been reported, loss and loss expense reserves are estimated based on historical information, statistical projections, inflation, legal developments, general trends in claim severity and frequency and other factors which could affect the adequacy of loss reserves. The Company establishes IBNR reserves based on projections of the number of claims ultimately expected and the average costs by claim type.

Loss reserves are reviewed quarterly by the Company and annually by an independent actuary, and as new data becomes available, estimates are updated and corresponding adjustments are made to loss reserves. Adjustments to reserves are reflected in the operating results of the period during which such adjustments are made. As there is no precise method for determining the ultimate liability, the Company uses many resources and methods to estimate these liabilities. The Company does not discount loss reserves for financial statement purposes.

Historically, there has been no difference between the Generally Accepted Accounting Principles ("GAAP") and statutory accounting principles ("SAP") reserves. As a result of the Company's adoption in 1993 of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the 1996 and 1995 GAAP reserves exceed the SAP reserves by $1.5 million and $1.0 million, respectively. The excess is due to the classification of the ceded unpaid losses and LAE as an asset on the GAAP financial statements rather than a reduction in reserves on the statutory financial statements.

The following table sets forth the development of the Company's reserves for unpaid losses and loss adjustment expenses from 1987 through 1996, net of reinsurance. "Net liability for losses and LAE estimated as of 12/31" sets forth the liability at the balance sheet date for each of the indicated years. This represents the estimated amount of losses and LAE arising in all prior years which is unpaid at the balance sheet date, including IBNR reserves.

The portion of the table labeled "Net liability re-estimate as of" shows the re-estimated amount of the previously recorded liability based on experience as of the succeeding year. This estimate changes and becomes more precise as more information becomes known about the frequency and severity of still unpaid claims. During 1996, the Company had approximately $2.0 million of adverse development on the reserves established at year-end 1995, an improvement over the $3.4 million adverse development which occurred during 1995 on the reserves established at year-end 1994. This $2.0 million in development is primarily attributable to an increase in allocated loss adjustment expenses.

The portion of the table labeled "Cumulative redundancy (deficiency) as of 12/31/96" represents the aggregate change in the estimates over all prior years. The portion of the table labeled "Paid (cumulative) as of" shows the cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.

                                                               December 31,
                                                                     ------------

                                      1987   1988     1989    1990     1991    1992     1993    1994     1995    1996
                                     -----------------------------------------------------------------------------------
                                                                    (In thousands)
 Net liability for losses
   and LAE estimated at 12/31 . .    $1,609  $6,231  $11,559 $13,780  $17,409 $17,931  $19,751 $30,886  $32,053  $31,628

 Net liability re-estimated
   as of:
   One year later . . . . . . . .     1,127   6,320   11,815  13,864   16,983  17,316   20,012  34,305   34,062

   Two years later  . . . . . . .     1,123   6,690   12,112  13,778   16,965  17,459   21,199  35,891

   Three years later  . . . . . .     1,213   6,923   12,073  13,849   16,879  17,501   22,235

   Four years later . . . . . . .     1,215   6,883   12,152  13,828   16,775  17,976

   Five years later . . . . . . .     1,220   6,905   12,177  13,706   16,897

   Six years later  . . . . . . .     1,216   6,897   12,145  13,771

   Seven years later  . . . . . .     1,211   6,881   12,159

   Eight years later  . . . . . .     1,197   6,451

   Nine years later . . . . . . .     1,197

 Cumulative redundancy
   (deficiency) as of
   12/31/96 . . . . . . . . . . .       412   (220)    (600)       9      512    (45)  (2,484)  (5,005)  (2,009)

 Paid (cumulative) as of:
   One year later . . . . . . . .       762   4,105    7,207   7,504   10,389  11,237   12,646  23,516   24,140

   Two years later  . . . . . . .       997   5,674   10,037  11,333   14,506  14,373   17,995  32,058

   Three years later  . . . . . .     1,178   6,460   11,399  12,865   15,957  16,769   21,229

   Four years later . . . . . . .     1,187   6,770   11,914  13,455   16,644  17,717

   Five years later . . . . . . .     1,188   6,860   12,086  13,660   16,883

   Six years later  . . . . . . .     1,198   6,884   12,125  13,749

   Seven years later  . . . . . .     1,200   6,880   12,147

   Eight years later  . . . . . .     1,197   6,452

   Nine years later . . . . . . .     1,197


  Prior year amounts have been reclassified to conform with the current year presentation.

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1996       1995
                                                                                          --------   ---------
 RECONCILIATION TO GAAP LIABILITY FOR LOSSES AND LAE                                         (In thousands)
 SAP liability for losses and LAE estimated at 12/31..................................    $31,628      $32,053

 Ceded unpaid losses and LAE..........................................................      1,549        1,019
                                                                                          -------      -------

 GAAP liability for losses and LAE....................................................    $33,177      $33,072
                                                                                          =======      =======

INVESTMENTS

The Company pursues investment objectives designed to secure the highest total rate of return on its invested assets, after income taxes, consistent with safeguarding capital and surplus on a long-term basis and maintaining adequate liquidity for insurance operations. The Company's investment policy provides that at least 90% of the Company's portfolio must be in fixed maturity securities and no more than ten percent can be invested in equity securities. At December 31, 1996, 99.6% of the Company's total investment portfolio consisted of investment grade fixed maturity securities and cash, 0.1% consisted of non-investment grade or non-rated fixed maturity securities and 0.3% consisted of equity securities. Investments in securities of a single issuer (except securities issued by the U.S. Government or its agencies) are limited to five percent of admitted assets. The Company retains an outside investment advisor to manage its portfolio.

The following table sets forth the ratings of the Company's investment portfolio at December 31, 1996:

          Types/Ratings of Investments (1)                  Carrying
                                                             Amount          Percent
                                                             ------          -------
           U. S. Government and Agencies  . . . . . . . .   $17,108,199        20.2

           Aaa  . . . . . . . . . . . . . . . . . . . . .    32,912,889        39.0

           Aa . . . . . . . . . . . . . . . . . . . . . .    14,292,796        16.9

           A  . . . . . . . . . . . . . . . . . . . . . .    14,538,923        17.2

           Baa  . . . . . . . . . . . . . . . . . . . . .        99,982         0.1
                                                             ----------       -----

             Total Baa or Better  . . . . . . . . . . . .    78,952,789        93.4

           Ba and Below . . . . . . . . . . . . . . . . .            --         0.0

           Non-rated  . . . . . . . . . . . . . . . . . .        90,000         0.1
                                                             ----------       -----

             Subtotal . . . . . . . . . . . . . . . . . .    79,042,789        93.5

           Invested cash  . . . . . . . . . . . . . . . .     5,264,275         6.2

           Equity securities  . . . . . . . . . . . . . .       212,063         0.3
                                                             ----------       -----

             Total Investments  . . . . . . . . . . . . .   $84,519,127       100.0
                                                            ===========       =====

(1) The ratings set forth above are the ratings assigned by Moody's Investors Service, Inc. ("Moody's") and, for securities not assigned a rating by Moody's, comparable ratings by Standard & Poor's Corporation.

The following table summarizes the Company's investment results for the periods indicated:

                                                    Years Ended December 31,
                                                    -------------------------
                                               1996            1995          1994
                                               ----            ----          ----
 Average invested assets (1)  . . . . .     $82,144,363     82,369,773     74,097,848

 Investment income (2)  . . . . . . . .       4,080,717      4,238,596      3,592,721

 Average yield  . . . . . . . . . . . .             5.0%           5.1%           4.8%

 Net realized gains (losses)  . . . . .          40,245           (564)       100,375


(1) Average of the aggregate invested amounts at the beginning and end of each monthly period.
(2) Net of investment expenses, including investment management fees paid by the Company to its investment advisor.

REGULATION

The Company and its subsidiaries are subject to the insurance laws and regulations of Illinois, the domiciliary state of the subsidiaries, and the insurance laws and regulations of the other states in which the subsidiaries are licensed to do business. In prior years, Omni Insurance and Omni Indemnity Company were domiciled in the state of Georgia. Effective December 31, 1994, Omni Insurance redomiciled from the state of Georgia to the state of Illinois. Effective June 10, 1996, Omni Indemnity Company also redomiciled to the state of Illinois. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to state insurance regulators to examine and supervise insurance companies and insurance holding companies with respect to most significant aspects of the conduct of the insurance business.

Laws and regulations generally require insurance companies to maintain minimum standards of solvency, meet certain financial tests, comply with specified investment requirements and limitations, file rates for approval or prior to use, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition and require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and give notice and secure approval of payment of extraordinary dividends and distributions. In addition, these laws and regulations require approval for certain intercompany transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates and generally require that all such transactions have terms no less favorable than would result from transactions between parties negotiating at arm's length. Further, many states have enacted laws which restrict an insurer's underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications. These laws may adversely affect the ability of insurance companies, including the Company, to earn a profit.

Increasing public interest in the availability and affordability of insurance has prompted legislative, regulatory and judicial activity in several states. This includes efforts to contain insurance prices, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, eliminate or reduce exemptions from antitrust laws and generally expand regulations. These regulatory and judicial activities could impact the Company's premium volume.

The Company's subsidiaries file quarterly and annual statutory financial statements in each jurisdiction in which they are licensed. The accounts and operations are subject to periodic examination by the Illinois Commissioner of Insurance and by other state insurance regulatory authorities. Effective with the 1994 statutory annual statement which is filed with the state Departments of Insurance, property/casualty insurers must disclose their risk-based capital ("RBC") position. RBC prescribes the level of capital and surplus which regulators deem necessary in order for an insurance company to prudently support its business and investment risks. For 1996 the Company's two insurance subsidiaries each had total adjusted capital in excess of any current requirement.

Illinois insurance laws and regulations impose certain restrictions on the amount of dividends that a company domiciled in the state may pay without prior regulatory approval. As a result, the maximum amount of dividends that Omni Insurance may pay without prior regulatory approval is the greater of (i) ten percent of the statutory policyholders' surplus as of the preceding December 31, or (ii) the statutory net income for the preceding calendar year, including a portion of its capital gains for such year, provided that dividends may only be paid to the extent of earned surplus. Omni Insurance has the ability to pay approximately $3.7 million of dividends to the Company during 1997.

Illinois insurance laws and regulations provide that no person may acquire control of the Company, and thus control of Omni Insurance, without obtaining the prior approval of the Commissioner. Any person acquiring ten percent or more of the voting stock of an insurance holding company is deemed to have acquired control of that company and, consequently, is required to obtain the approval of the Commissioner before consummating such acquisition.

All states in which Omni Insurance transacts business have guaranty fund laws pursuant to which insurers doing business in such states are assessed by a state insurance guaranty association in order to fund liabilities to policyholders and claimants of insolvent insurance companies. Assessments are based on an insurer's writings in the particular state in relation to the writings of all guaranty fund participants in that state. Such assessments have not been material to the Company.

The Florida legislature recently enacted legislation creating the Florida Hurricane Catastrophe Fund. Florida later modified this legislation to allow up to a 4% emergency assessment on all insurers applicable premiums if a state of emergency occurs with respect to a hurricane. The possible impact of this legislation, if any, on insurers such as Omni is not determinable.

The Company's profitability may be adversely affected by judicial decisions. Its premium rates are established using actuarial methods intended to provide an underwriting profit. Judicial decisions may change the assumptions used in such analyses and thus alter the projected level of profitability.

RESIDUAL MARKETS

Each state in which the Company operates requires insurers writing private passenger automobile insurance to participate in such state's residual market plan. Although regulations vary by state, residual market plans are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary automobile insurance market. In some states, companies participate in the administration and profit or loss associated with those consumers' policies to the extent provided by state regulations. In other states, assigned risk pools are utilized. Assigned risk pool insureds are assigned on a rotating basis to automobile insurers based on the individual insurer's share of the total automobile insurance market for that state. Insurers then issue and service those individual insurance risks assigned to them and accept the profit or loss for those policies. Residual markets have not had a material effect on the business or results of operations of the Company.

COMPETITION

The Company competes with both large national and smaller regional insurers for agents and insureds in each state in which it operates. Many of these competitors are larger, have greater financial and marketing resources and may offer lower rates and higher commissions than the Company.

Management believes the principal competitive factors affecting the Company's business are price, service to agents and policyholders, agents' commissions and financial stability of the insurer. The nonstandard automobile insurance business is price sensitive. Certain of the Company's competitors may from time to time seek to acquire or increase their market share by pricing their products at levels below those required for profitability, thereby creating downward pressure with respect to pricing. Downward pressure on pricing can also result from competitors establishing rates based upon insufficient or faulty actuarial data. The Company believes it can compete successfully notwithstanding such factors, but such occurrences may nevertheless adversely affect the Company and cause fluctuations in the Company's results of operations. Management believes that the Company's prices are generally competitive.

A.M. BEST RATING

In 1993, its first year of eligibility, Omni Insurance received a rating of "A-Excellent" by Best, an independent nationally recognized insurance publishing and rating service. The following year, Omni Indemnity Company received its first rating. It also was an "A- Excellent." These ratings were affirmed in 1996. Best's ratings are industry ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. Best's ratings are based upon factors of concern to insureds and are not directed toward the protection of investors.

EMPLOYEES

As of March 15, 1997, the Company had 231 full-time and 4 part-time employees, none of whom were covered by collective bargaining agreements. Management believes Omni's relationship with its employees is excellent.

FORWARD LOOKING STATEMENTS

This report includes "forward looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 related to the Company that involve risks and uncertainties including, but not limited to, fluctuations in loss and loss adjustment expense reserves, regulation, the nature of the property and casualty insurance industry and other risks. For further information about these and other factors that could affect the Company's future results, please see Exhibit 99.1 to this Form 10-K.
Investors are cautioned that any forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward looking statements.

ITEM 2.  PROPERTIES

The corporate headquarters are located in approximately 42,000 square feet of leased office space in Atlanta, Georgia. Approximately 8,000 square feet of this space is subleased to an unrelated third party. The Company also has a small office in Dallas, Texas leased under a one-year term. The Company owns no real properties and believes that its leased facilities are adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS

Note 10 on page 27 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the period covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

"Stockholder Information" appearing on page 31 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" appearing on page 8 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 to 13 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements set forth on pages 14 to 29 of the Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's Directors appearing under the caption "Nominees for Election as Director" of the Registrant's Proxy relating to the annual meeting of shareholders to be held on May 13, 1997 is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

 NAME                     AGE    POSITION WITH THE COMPANY
 ----                     ---    -------------------------
Dudley L. Moore, Jr.      60     Chairman of the Board, Chief Executive Officer and Director, officer since 1986

J. Paul Kennedy           48     President, Chief Operating Officer and Director, officer since 1986

Lawrence J. Korth         54     Senior Vice President - Sales and Marketing, officer since 1989

Carl J. Leo               48     Senior Vice President - Actuarial, officer since 1995

David S. Peters           52     Senior Vice President - Customer Service and Human Resources, officer since 1986

Susan H. Scalf            38     Senior Vice President - Finance, Legal and Regulatory Services and Treasurer, officer since 1989

Lowell E. Sims            54     Senior Vice President - Data Processing and Administrative Services, officer since 1986

Mary E. Skeeles           39     Senior Vice President - Claims, officer since 1989

K. Renee Weese            41     Senior Vice President - Product Management and  Secretary, officer since 1986

Executive officers serve at the pleasure of the Board of Directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information appearing under the captions "Executive Compensation" and "Directors Compensation" of the Registrant's Proxy is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption "Certain Transactions" of the Registrant's Proxy is incorporated herein by reference.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

   1. Financial Statements incorporated by reference into Part II, Item 8 of this report:
         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Earnings - Years ended December 31, 1996,
           1995 and 1994
         Consolidated Statements of Stockholders' Equity - Years ended
           December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows - Years ended
           December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

   2.    Financial Statement Schedules

                          Independent Auditors' Report on Financial Statement Schedules
         Schedule I. Summary of Investments - Other Than Investments in Related Parties - at December 31, 1996
         Schedule II. Condensed Financial Information of Registrant - at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994
         Schedule IV. Reinsurance - for the years ended December 31, 1996, 1995 and 1994
         Schedule V. Valuation and Qualifying Accounts - for the years ended December 31, 1996, 1995 and 1994
         Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations - for the years ended December 31, 1996, 1995 and 1994

     All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

 3.  The following exhibits are incorporated herein by reference:


                                                                                        FILED HEREWITH (*),
                                                                                       NONAPPLICABLE (NA), OR
                                                                                   INCORPORATED BY REFERENCE FROM
                                                                                   -------------------------------
                                                                                            OMGR
EXHIBIT                                                                              REGISTRATION NO.     EXHIBIT
 NUMBER                                                                                 OR REPORT         NUMBER
-------                                                                                 ---------         ------
   2.0   Plan of acquisition, reorganization, arrangement, liquidation or succession           NA

   3.1   Articles of Incorporation of the Company, as amended                               33-64346        3.1

   3.2   By-laws of the Company, as amended                                                 33-64346        3.2

   4.1   Specimen certificate of the Registrant's Common Stock                              33-64346        4.1

   9.0   Voting trust agreement                                                                NA

  10.1   Charter of Omni Insurance Company                                                  33-64346       10.1


  10.2   By-laws of Omni Insurance Company                                                  33-64346       10.2

  10.3   Amended and Restated Loan Agreement between Omni Insurance
         Group, Inc. and Dresdner Bank A.G., Grand Cayman Branch, dated
         September 8, 1988                                                                  33-64346       10.3

  10.4   Promissory Note in the original principal amount of $5,500,000 payable by the Company, Dudley L. Moore, Jr. and Hannover Holdings, Inc. to
         Dresdner Bank A.G., Grand Cayman Branch dated September 8, 1988                    33-64346       10.4

  10.5   Lease Agreement between Omni Insurance Group, Inc. and Boston
         Parkwood Company dated August 21, 1991, as amended by letter
         agreement dated January 30, 1992                                                   33-64346       10.5

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

  10.5C  Sublease between Omni Insurance Company and Suburban Lodges of                September 30, 1996
         America, Inc.                                                                     Form 10-Q       10.5C

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

 10.18A  Endorsements Nos. 4, 5 and 6 to the Agreement of Reinsurance between
         General Reinsurance Corporation and Omni Insurance Company                            *

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

 10.23A  Amendment 2 to the Quota Share Reinsurance Agreement between
         Gainsco County Mutual Insurance Company and Omni Insurance                      June 30, 1996
         Company                                                                           Form 10-Q      10.23A

  10.24  Management and Service Agreement between Omni General Agency,                 September 30,1995
         Inc. and Omni Insurance Company                                                   Form 10-Q       10.24

  10.25  Trust Agreement between Gainsco County Mutual Insurance                       September 30,1995
         Company, Omni Insurance Company and The Northern Trust Company                    Form 10-Q       10.25

  10.26  Split-Dollar Insurance Agreement between Omni Insurance Company                 March 31,1996
         and D. Jack Sawyer, Jr. as Trustee under The DLMB Family Trust                    Form 10-Q       10.26

  10.27  Cover Note CT1350-96 regarding reinsurance agreement between Omni               March 31, 1996
         Insurance Company and Transatlantic Reinsurance Company                           Form 10-Q       10.27

 10.27A  Automobile Physical Damage Quota Share Reinsurance Agreement between
         Omni Insurance Company, Omni Indemnity Company and Transatlantic                June 30, 1996
         Reinsurance Company                                                               Form 10-Q      10.27A

  10.28  Executive Incentive Common Stock Plan of Omni Insurance Group, Inc.             June 30, 1996
                                                                                           Form 10-Q       10.28

  11.0   Statement regarding computation of per share earnings                                 NA

  12.0   Statement regarding computation of ratios                                             NA


  13.1   The Registrant's 1996 Annual Report to Shareholders.                                  *
         Except as expressly incorporated by reference in this report on Form 10-K, such annual report is furnished only for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report.
         The following portions of such annual report are incorporated by reference in the indicated items of this report:

                                                                                            Items in
         Portions of the Annual Report for the Year Ended December 31, 1996               this Report
         ------------------------------------------------------------------               -----------
            Commitments and Contingencies                                                       3
            Stockholder Information                                                             5
            Selected Financial Data                                                             6
            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7
            Consolidated Financial Statements                                                   8


  16.0   Letter regarding change in certifying accountant                                      NA

  18.0   Letter regarding change in accounting principles                                      NA

  21.1A  List of subsidiaries of the Registrant (as amended)                             1995 Form 10-K21.1A

  22.0   Published report regarding matters submitted to vote of security holders              NA

  23.0   Consents of accountants, experts and counsel                                          NA

  24.0   Power of attorney                                                                     NA

  27.1   Financial data schedule (electronic filers only)                                      *

  99.1   Forward Looking Statements                                                            *



(b)  Reports on Form 8-K.

   None

(d)      Financial Statement Schedules


                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Omni Insurance Group, Inc.:

Under date of February 14, 1997, we reported on the consolidated balance sheets of Omni Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14 (a) 2. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.





                                                          KPMG PEAT MARWICK LLP



Atlanta, Georgia
February 14, 1997

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES    SCHEDULE I
OMNI INSURANCE GROUP INC.
AS OF DECEMBER 31, 1996



                                                                                                  AMOUNT AT
                                                                                 ESTIMATED        WHICH SHOWN
                                                                 AMORTIZED         FAIR             IN THE
 TYPE OF INVESTMENT                                                COST            VALUE         BALANCE SHEET
 -------------------------------------------------------------------------------------------------------------
 Fixed maturities:

   U. S. Treasury securities and obligations of U. S.
      Government corporations and agencies                   $  17,248,024      17,108,199       17,108,199

   Obligations of state and political subdivisions              43,195,299      43,791,938       43,791,938

   Public utilities                                              4,836,184       4,894,911        4,894,911

   Corporate securities                                         12,936,415      13,047,741       13,047,741

   Certificates of deposit                                         200,000         200,000          200,000
                                                               -----------     -----------      -----------

      Total fixed maturities                                    78,415,922      79,042,789       79,042,789


 Equity securities                                                  89,174         212,063          212,063

 Invested cash                                                   5,264,275       5,264,275        5,264,275
                                                               -----------     -----------      -----------

         Total investments                                   $  83,769,371      84,519,127       84,519,127
                                                               ===========     ===========      ===========

CONDENSED FINANCIAL INFORMATION OF REGISTRANT                       SCHEDULE II
OMNI INSURANCE GROUP,  INC.   (PARENT ONLY)
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995



                                                                              1996               1995
                                                                              ----               ----
ASSETS
Investments:

   Investment in subsidiary                                                $ 51,212,340       47,041,469

   Invested cash                                                                 93,000          562,000
                                                                           ------------     ------------

      Total investments                                                      51,305,340       47,603,469

Federal income taxes receivable                                                  64,942               --

Other assets                                                                    813,261          852,496
                                                                           ------------     ------------

         Total assets                                                      $ 52,183,543       48,455,965
                                                                           ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses                                   $      2,431          176,299

   Federal income taxes payable                                                      --          280,878
                                                                           ------------     ------------

      Total liabilities                                                           2,431          457,177
                                                                           ------------     ------------

Stockholders' equity:

   Common stock, par value $.01, authorized 15,000,000 shares;
      issued and outstanding 5,700,150 shares                                    57,002           57,002

   Additional paid-in capital                                                28,937,173       28,937,173

   Net unrealized (depreciation) appreciation of securities                      (5,245)         674,182

   Retained earnings                                                         23,192,182       18,330,431
                                                                           ------------     ------------

      Total stockholders' equity                                             52,181,112       47,998,788
                                                                           ------------     ------------


         Total liabilities and stockholders' equity                        $ 52,183,543       48,455,965
                                                                           ============     ============

CONDENSED FINANCIAL INFORMATION OF REGISTRANT           SCHEDULE II (CONTINUED)
OMNI INSURANCE GROUP, INC. (PARENT ONLY)
CONDENSED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                            1996          1995           1994
                                                            ----          ----           ----
Revenues:

   Net investment income                                  $   32,167        63,843         16,720
                                                          ----------    ----------     ----------

      Total revenues                                          32,167        63,843         16,720
                                                          ----------    ----------     ----------

Expenses:

   Administrative and other operating expenses               470,068       191,357        347,572
                                                          ----------    ----------     ----------

      Total expenses                                         470,068       191,357        347,572
                                                          ----------    ----------     ----------

      Loss before income taxes                              (437,901)     (127,514)      (330,852)

Income tax (expense) benefit                                 449,355      (457,664)       117,165
                                                          ----------    ----------     ----------

   Earnings (loss) before equity in earnings
      of subsidiary                                           11,454      (585,178)      (213,687)

Equity in net earnings of subsidiary                       4,850,297     3,273,708      2,959,534
                                                          ----------    ----------     ----------

         Consolidated net earnings                        $4,861,751     2,688,530      2,745,847
                                                          ==========    ==========     ==========

CONDENSED FINANCIAL INFORMATION OF REGISTRANT            SCHEDULE II (CONTINUED)
OMNI INSURANCE GROUP, INC. (PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                              1996             1995            1994
                                                              ----             ----            ----
Cash flows from operating activities:

   Net earnings (loss) before equity in earnings
      of subsidiary                                          $  11,454        (585,178)        (213,687)

   Adjustments to reconcile net earnings to net cash
      (used in) provided from operating activities:

   (Increase) decrease in federal income
      taxes receivable                                        (345,820)        393,878          684,000

   (Decrease) increase in accounts payable and
      accrued expenses                                        (173,868)        165,383           10,917

   Decrease (increase) in receivable from affiliates            30,901        (811,496)         (11,512)

   Other, net                                                    8,333           4,125
                                                             ---------       ---------        ---------

      Net cash (used in) provided by operating
         activities                                           (469,000)       (833,288)         469,718
                                                             ---------       ---------        ---------
Cash flows from investing activities:

   Decrease (increase) in invested cash                        469,000         833,288         (471,818)
                                                             ---------       ---------        ---------
      Net cash provided by (used in) investing
         activities                                            469,000         833,288         (471,818)
                                                             ---------       ---------        ---------
Cash flows from financing activities:

   Exercise of stock options                                        --              --            2,100
                                                             ---------       ---------        ---------
      Net cash provided by financing activities                     --              --            2,100
                                                             ---------       ---------        ---------
Change in cash
Cash at beginning of year                                           --              --               --
                                                             ---------       ---------        ---------
Cash at end of year                                          $      --              --               --
                                                             =========       =========        =========

Supplemental disclosure of noncash financing activities:

   Retirement of treasury stock                              $      --       7,400,000               --
                                                             =========       =========        =========

REINSURANCE                                                          SCHEDULE IV
OMNI INSURANCE GROUP, INC.
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





    PROPERTY-
    LIABILITY                                                                             PERCENTAGE
    INSURANCE                                            ASSUMED FROM                     OF AMOUNT
     PREMIUMS            GROSS         CEDED TO OTHER       OTHER             NET          ASSUMED
     EARNED:             AMOUNT          COMPANIES        COMPANIES          AMOUNT         TO NET
------------------------------------------------------------------------------------------------------
       1996           $ 85,689,271        9,394,285       14,585,350        90,880,336        16.0%
                      ============      ===========     ============     =============     ========

       1995           $ 92,915,902        5,892,656          571,182        87,594,428         0.7%
                      ============      ===========     ============     =============     ========

       1994           $ 85,772,653        2,068,821              --         83,703,832           --
                      ============      ===========     ============     =============     ========

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE V
OMNI INSURANCE GROUP, INC.
YEARS ENDED DECEMBER 31, 1996 AND 1995





                                                         ADDITIONS
                                            ---------------------------------

                                  BALANCE AT           CHARGED TO CHARGED TO        BALANCE
                                   BEGINNING            COSTS AND    OTHER          AT END
   DESCRIPTION                     OF YEAR              EXPENSES   ACCOUNTS         OF YEAR
 ------------------------------------------------------------------------------------------
 Allowance for doubtful accounts

       1996                       $ 2,938,626        1,726,279            --      4,664,905
                                  ===========       ==========      ========      =========

       1995                       $ 1,891,562        1,047,064            --      2,938,626
                                  ===========       ==========      ========      =========

       1994                       $ 1,126,370          812,110            --      1,891,562
                                  ===========       ==========      ========      =========

SUPPLEMENTARY INFORMATION CONCERNING                                 SCHEDULE VI
PROPERTY - CASUALTY INSURANCE UNDERWRITERS
OMNI INSURANCE GROUP, INC.
AS OF DECEMBER 31, 1996, 1995 AND 1994





                        AFFILIATION    DEFERRED POLICY  RESERVES FOR UNPAID
                            WITH         ACQUISITION     CLAIMS AND CLAIMS      DISCOUNT ON LOSS      UNEARNED
    BALANCE SHEET DATE   REGISTRANT         COSTS       ADJUSTMENT EXPENSES         RESERVES          PREMIUMS
 --------------------------------------------------------------------------------------------------------------
    December 31, 1996       (a)          $ 9,542,558         33,176,563                  --         49,722,892
                                         ===========        ===========              ======         ==========

    December 31, 1995       (a)          $ 7,672,865         33,072,391                  --         34,606,009
                                         ===========        ===========              ======         ==========


(a) Consolidated property/casualty entities

SUPPLEMENTARY INFORMATION CONCERNING                     SCHEDULE VI (CONTINUED)
PROPERTY - CASUALTY INSURANCE UNDERWRITERS
OMNI INSURANCE GROUP, INC.
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                             CLAIMS AND CLAIM ADJUSTMENT
                                                 EXPENSES INCURRED
                                                    RELATED TO
                                             -------------------------


            AFFILIATION                NET                             AMORTIZATION OF   PAID CLAIMS AND     NET
 YEAR ENDED    WITH     NET EARNED  INVESTMENT   CURRENT     PRIOR     DEFERRED POLICY   CLAIM ADJUSTMENT  PREMIUMS
DECEMBER 31, REGISTRANT  PREMIUMS     INCOME     YEAR (B)   YEARS (B) ACQUISITION COSTS   EXPENSES (B)     WRITTEN
------------------------------------------------------------------------------------------------------------------
    1996        (a)   $90,880,336   4,080,717  65,234,919   2,010,384     18,914,549      67,670,551    101,954,184
                      ===========   =========  ==========   =========     ==========      ==========    ===========

    1995        (a)   $87,594,428   4,238,596  62,900,442   3,420,407     18,882,192      65,153,530    89,517,458
                      ===========   =========  ==========   =========     ==========      ==========    ==========

    1994        (a)   $83,703,832   3,592,721  63,360,120     261,171     18,860,929      52,487,005    98,810,667
                      ===========   =========  ==========   =========     ==========      ==========    ==========


  (a)     Consolidated property/casualty entities

  (b) Prior year amounts have been reclassified to conform with the current year presentation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on March 26, 1997.


                                       OMNI INSURANCE GROUP, INC.



                                        By:     /s/ Dudley L. Moore, Jr.
                                           --------------------------------
                                                 Dudley L. Moore, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer


                                        By:       /s/ Susan H. Scalf
                                           --------------------------------
                                                  Susan H. Scalf
                                             Senior Vice President and
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

 SIGNATURE                                        TITLE                              DATE
 ---------                                        -----                              ----
 /s/ Dudley L. Moore, Jr.                         Chairman of the Board and          March 26, 1997
------------------------------                    Chief Executive Officer
 Dudley L. Moore, Jr.                             (Principal Executive Officer)


 /s/ J. Paul Kennedy                              President and Director             March 26, 1997
------------------------------                    (Chief Operating Officer)
 J. Paul Kennedy


 /s/ Randolph G. Brown                            Director                           March 26, 1997
------------------------------
 Randolph G. Brown


 /s/ John E. Cay, III                             Director                           March 26, 1997
------------------------------
 John E. Cay, III


 /s/ Don L. Chapman                               Director                           March 26, 1997
------------------------------
 Don L. Chapman


 /s/ John W. Rooker                               Director                           March 26, 1997
------------------------------
 John W. Rooker


 /s/ S. Stephen Selig, III                        Director                           March 26, 1997
------------------------------
 S. Stephen Selig, III
