Form 10-Q
period 1997-03-31
OMNI INSURANCE GROUP INC
filed 1997-05-14
CIK 906786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           March 31, 1997

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


        Yes       X                                   No
           --------------                               --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, par value $.01
Issued and outstanding as of:  March 31, 1997 - 5,704,958 shares

                          OMNI INSURANCE GROUP, INC.
                                  Form 10-Q
                               March 31, 1997


                              Table of Contents


                                                                       Page
PART I.	Financial Information                                         Number

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets at
                March 31, 1997 and December 31, 1996                     3

                Consolidated Statements of Earnings - Three months
                ended March 31, 1997 and 1996                            4

                Consolidated Statements of Cash Flows -
                Three months ended March 31, 1997 and 1996               5

                Notes to Consolidated Financial Statements               6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7



PART II.        Other Information

        Item 1. Legal Proceedings                                        10

        Item 2. Changes in Securities                                    10

        Item 3. Defaults Upon Senior Securities                          10

        Item 4. Submission of Matters to a Vote of Security Holders      10

        Item 5. Other Information                                        10

        Item 6. Exhibits and Reports on Form 8-K                         10

                Signatures                                               14

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          OMNI INSURANCE GROUP, INC.
                         Consolidated Balance Sheets

                                                           March 31,    December 31,
                                                             1997           1996
                                                         -----------   -------------
                                                         (Unaudited)
ASSETS

Investments:
   Available for sale:
      Fixed maturities, at fair value                   $  80,889,211  $  79,042,789
      Equity securities, at fair value                        225,462        212,063
   Invested cash                                            7,205,710      5,264,275
                                                         ------------   ------------
      Total investments                                    88,320,383     84,519,127

Accrued investment income                                   1,410,680      1,525,704
Accounts receivable, principally premiums                  51,910,265     43,696,603
Reinsurance recoverables                                    2,635,566      1,548,971
Prepaid reinsurance premiums                                5,969,353      5,028,048
Federal income taxes receivable                                     -         27,942
Deferred policy acquisition costs                          10,256,380      9,542,558
Deferred income taxes                                       1,701,000      1,250,000
Property and equipment, net                                 2,294,166      2,084,533
                                                         ------------   ------------
         Total assets                                   $ 164,497,793  $ 149,223,486
                                                         ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Unpaid losses and loss adjustment expenses           $  35,700,631  $  33,176,563
   Unearned premiums                                       59,154,204     49,722,892
   Accounts payable and accrued expenses                    7,294,848      6,543,261
   Drafts payable                                           6,111,180      5,669,661
   Federal income taxes payable                               693,080              -
   Reserve for premium tax assessment                       1,460,000      1,460,000
   Other liabilities                                          569,128        469,997
                                                         ------------   ------------
      Total liabilities                                   110,983,071     97,042,374
                                                         ------------   ------------

Stockholders' equity:
   Common stock, par value $.01, authorized 15,000,000
      shares; issued and outstanding 5,704,958 and
      5,700,150 shares, respectively                           57,050         57,002
   Additional paid-in capital                              28,986,407     28,937,173
   Net unrealized depreciation on investment
      securities                                              (63,303)        (5,245)
   Retained earnings                                       24,534,568     23,192,182
                                                         ------------   ------------
      Total stockholders' equity                           53,514,722     52,181,112
Commitments and contingencies (note 2)
                                                         ------------   ------------
         Total liabilities and stockholders' equity     $ 164,497,793  $ 149,223,486
                                                         ============   ============

See accompanying notes to consolidated financial statements.

                          OMNI INSURANCE GROUP, INC.
                     Consolidated Statements of Earnings
                                 Unaudited


                                                        Three months ended March 31,
                                                             1997           1996
                                                        -------------  -------------
Gross premiums written                                  $  40,957,368  $  24,610,133
                                                         ============   ============
Net premiums written                                    $  36,896,022  $  20,247,684
                                                         ============   ============

Revenues:
   Net premiums earned                                  $  28,406,015  $  20,287,468
   Net investment income                                    1,084,668      1,022,180
   Realized capital gains (losses)                             (1,493)        27,538
   Other income                                                     -          4,046
                                                         ------------   ------------
      Total revenues                                       29,489,190     21,341,232
                                                         ------------   ------------
Losses and expenses:
   Losses and loss adjustment expenses, net                22,034,043     15,039,785
   Acquisition and operating expenses, net                  5,776,760      4,719,856
                                                         ------------   ------------
      Total losses and expenses                            27,810,803     19,759,641
                                                         ------------   ------------

         Earnings before income taxes                       1,678,387      1,581,591
                                                         ------------   ------------

Income taxes (benefit):
   Current                                                    757,000        609,000
   Deferred                                                  (421,000)      (185,000)
                                                         ------------   ------------
      Total income taxes                                      336,000        424,000
                                                         ------------   ------------

         Net earnings                                   $   1,342,387  $   1,157,591
                                                         ============   ============

Net earnings per share                                  $        0.24  $        0.20
                                                         ============   ============

Weighted average shares outstanding                         5,702,554      5,700,150
                                                         ============   ============


See accompanying notes to consolidated financial statements.

                          OMNI INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  Unaudited

                                                        Three months ended March 31,
                                                              1997           1996
                                                        -------------  -------------
Cash flows from operating activities:
   Net earnings                                         $   1,342,387  $   1,157,591
   Adjustments to reconcile net earnings to net
      cash provided from operating activities:
      Amortization and depreciation                           351,439        304,783
      Deferred income taxes                                  (421,000)      (185,000)
      Changes in:
         Accounts receivable, principally premiums         (8,213,662)    (2,520,645)
         Reinsurance recoverables                          (1,086,595)       (97,906)
         Prepaid reinsurance premiums                        (941,305)    (2,340,982)
         Federal income taxes                                 721,022        209,000
         Deferred policy acquisition costs                   (713,822)       747,638
         Unpaid losses and loss adjustment expenses         2,524,068     (1,901,943)
         Unearned premiums                                  9,431,312      2,301,198
         Funds held for reinsurance                                 -         (4,832)
         Accounts payable and accrued expenses               (130,235)     1,041,565
         Drafts payable                                       441,519        505,283
         Other, net                                           215,646         54,155
                                                         ------------   ------------
            Net cash provided from operating activities     3,520,774       (730,095)
                                                         ------------   ------------

Cash flows from investing activities:
   Purchases of investments                               (13,969,108)    (5,336,694)
   Maturities, calls and paydowns of fixed maturities       1,086,002      1,211,779
   Sales of investments                                    10,769,385      3,157,068
   Change in invested cash                                 (1,941,435)       899,002
   Purchases of property and equipment                       (396,722)      (133,777)
   Sales of property and equipment                                  -         31,929
                                                         ------------   ------------
            Net cash used in investing activities          (4,451,878)      (170,693)
                                                         ------------   ------------

Cash flows from financing activities:
   Issuance of common stock                                    49,282              -
   Cash overdraft                                             881,822        900,788
                                                         ------------   ------------
            Net cash provided by financing activities         931,104        900,788
                                                         ------------   ------------

            Net decrease in cash                                    -              -

Cash at beginning of period                                         -              -
                                                         ------------   ------------
Cash at end of period                                   $           -  $           -
                                                         ============   ============

Supplemental cash flow information - cash payments
   during year for:
   Income taxes                                         $           -  $     400,000
                                                         ============   ============



See accompanying notes to consolidated financial statements.

                         OMNI INSURANCE GROUP, INC.
                  Notes to Consolidated Financial Statements
                             March 31, 1997


(1) Basis of Presentation

The unaudited consolidated financial statements include the accounts of Omni Insurance Group, Inc. (Company), a holding company, and its wholly owned insurance subsidiary, Omni Insurance Company (Omni Insurance). Omni Insurance owns all the issued and outstanding common stock of Omni Indemnity Company and Omni General Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). However, all of the footnotes required by GAAP have not been included and reference should be made to the "Notes to Consolidated Financial Statements" included in the 1996 Annual Report. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the periods are not necessarily indicative of the result for the entire year.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.

(2) Contingencies

The Florida Department of Revenue (Department) conducted an audit of the premium tax returns filed by Omni Insurance for the years 1987 through 1991. The Department made adjustments to these returns that increase the premium tax liability, including penalties and interest. No audit has been conducted for years 1992 and 1993; however, similar issues may exist for these two years which could result in an additional assessment. Due to the redomestication of Omni Insurance, no similar exposure exists after 1993.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some matters discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion of such risk factors set forth as Exhibit 99.1 to the Company's Annual Report on Form 10-K dated December 31, 1996, on file with the Securities and Exchange Commission.

Financial Condition

March 31, 1997, Compared to December 31, 1996

Total investments increased to $88.3 million at March 31, 1997 from $84.5 million at December 31, 1996. This increase was primarily the result of positive operating cash flow for the first quarter of 1997. Partially offsetting this increase was a decline in the Company's unrealized gain in the investment portfolio to approximately $650,000 from $750,000 at year-end 1996. This decrease was primarily a result of changes in interest rates.

The increase in accounts receivable by 18.8% to $51.9 million and unearned premiums by 19.0% to $59.2 million at March 31, 1997 was the result of the increase in gross premiums written compared to prior periods.

The increase in deferred policy acquisition costs to $10.3 million at March 31, 1997 from $9.5 million at December 31, 1996 was primarily the result of the increase in deferrable acquisition expenses resulting from the larger volume of gross premiums written for the quarter ended March 31, 1997, compared to December 31, 1996.

Unpaid losses and loss adjustment expenses increased to $35.7 million at March 31, 1997 from $33.2 million at December 31, 1996. The Company increased its liability for outstanding bodily injury claims by $1.5 million, resulting in an average increase of $400 per claim.

Results of Operations

Three Months Ended March 31, 1997, Compared to Three Months Ended March
31, 1996

Gross premiums written increased 66.4% to $41.0 million for the three months ended March 31, 1997 from $24.6 million for the three months ended March 31, 1996. Since the Company began writing business in Texas in the third quarter of 1995, premiums written in that state have grown steadily. For the period ended March 31, 1997, Texas produced $9.3 million in premiums written and was the Company's largest state, followed by Florida at $9.0 million. A sizable portion of the Texas business has been written through an agency which has multiple branch offices controlled by a common ownership. Illinois became operational during the quarter with minimal writings in line with our modest expectations.

Net premiums written increased 82.2% to $36.9 million for the three months ended March 31, 1997 from $20.2 million for the three months ended March 31, 1996. The difference in growth rates for gross and net premiums written reflects the impact of the initial ceding of the unearned premium on the quota share reinsurance treaty which became effective January 1, 1996. The increase in net premiums earned to $28.4 million during the three months ended March 31, 1997 from $20.3 million during the three months ended March 31, 1996 is the result of the increase in gross premiums written in the latter half of 1996 and the first quarter of 1997.

Net investment income increased slightly to $1.1 million for the three months ended March 31, 1997 from $1.0 million for the three months ended March 31,
1996.   This increase was due to an increase in the average investable assets as well as an increase in the investment yield before investment expenses.

Approximately $12 million of fixed income securities were sold during the quarter, resulting in a loss of $2,000. The proceeds generated from these sales were utilized to purchase other fixed income securities.

The reinvestment portions of taxables and tax-exempts were maintained, leaving the portfolio approximately 50% taxables and 50% tax-exempts. The reinvestment also extended the portfolio duration and will increase book income approximately $150,000 per year.

Losses and loss adjustment expenses were $22.0 million for the three months ended March 31, 1997 with a net loss ratio of 77.6%, compared to $15.0 million for the three months ended March 31, 1996 with a net loss ratio of 74.1%. During the first quarter of 1997, the Company had approximately $2.5 million of adverse development on the reserves established at year-end 1996. This development is primarily attributable to the increase in the liability for outstanding bodily injury claims mentioned earlier. The Company's current quarter loss ratio (excluding the effect of prior year reserve adjustments) is lower than the comparable prior year period. This is largely due to a net decline in frequency with the decline in the property and physical damage coverages more than offsetting the slight increase in bodily injury coverages. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when it believes necessary.

Acquisition and operating expenses increased to $5.8 million for the three months ended March 31, 1997 from $4.7 million for the three months ended March 31, 1996. The net expense ratio decreased to 20.3% from 23.3% for these same periods, due primarily to the increase in earned premiums without a corresponding increase in expenses. Also, the net expense ratio has benefitted from reinsurance treaty results.

Settlement of the 1992-1993 Internal Revenue Service audit occurred during the quarter. Consequently, $80,000 of the amount previously reserved was released, resulting in a tax rate of 20.0% for the three months ended
March 31, 1997 compared to 26.8% for the three months ended March 31, 1996.

As a result of the foregoing factors, net earnings increased 16.0% to $1.3 million for the three months ended March 31, 1997 from $1.2 million for the three months ended March 31, 1996, and earnings per share increased to $0.24 per share from $0.20 per share for the same periods, respectively.

Liquidity and Capital Resources

Three Months Ended March 31, 1997, Compared to Three Months Ended March
31, 1996

The Company's major sources of operating funds are dividends from Omni Insurance Company (Omni Insurance) and payments received pursuant to a tax-sharing agreement between the Company and its subsidiaries. Therefore, the Company's liquidity will be dependent upon the earnings of Omni Insurance and the subsidiaries' ability to pay dividends and make tax-sharing payments to the Company.

The principal sources of funds for the insurance subsidiaries are net premiums collected, investment income and proceeds from investments that
have been sold, matured or repaid.   The Company's principal uses of
funds are the payment of general corporate expenses. The principal uses of funds for the insurance subsidiaries are the payment of claims, acquisition and operating expenses and the purchase of investments.

Net cash flows provided by operating activities were $3.5 million for the three months ended March 31, 1997 compared with net cash used of $0.7 million for the three months ending March 31, 1996. This improvement in cash flow was due to the increase in gross premiums written and improved profitability.

Net funds used in investing activities were $4.5 million for the three months ended March 31, 1997 compared to $171,000 for the three months ended March 31, 1996. Company estimates of policy liabilities generally develop and are resolved over a period of less than three years; therefore, the Company has a relatively predictable schedule of cash needs. The Company also manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (that is, by attempting to match its liquidity with cash requirements). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities, substantially all of which are investment grade. The Company has no real estate investments or mortgage loans. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. The Company does not presently anticipate any requirements which would cause liquidation of any investments prior to their scheduled maturities.

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

Effective with the 1994 statutory annual statement which is filed with the state Departments of Insurance, property/casualty insurers must disclose their risk-based capital (RBC) position. RBC prescribes the level of capital and surplus which regulators deem necessary in order for an insurance company to prudently support its business and investments risks. For 1996, Omni Insurance and its insurance subsidiary, Omni Indemnity Company, each had total adjusted capital in excess of any current requirement.


See accompanying notes to consolidated financial statements.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Omni Insurance is a party to a legal proceeding with the Florida Department of Revenue. See Note 2 to the Company's financial statements set forth in Part I of this Report.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

                                                                                            Filed Herewith (*),
                                                                                          Nonapplicable (NA), or
                                                                                      Incorporated by Reference from

                                                                                              OMGR
   Exhibit                                                                             Registration No.      Exhibit
   Number                                                                                   or Report         Number
  --------                                                                             ----------------      -------
   2.0    Plan of acquisition, reorganization, arrangement, liquidation or succession         NA

   3.1    Articles of Incorporation of the Company, as amended                             33-64346            3.1

   3.2    By-laws of the Company, as amended                                               33-64346            3.2

   4.1    Specimen certificate of the Registrant's Common Stock                            33-64346            4.1

  10.1    Charter of Omni Insurance Company                                                33-64346           10.1

  10.2    By-laws of Omni Insurance Company                                                33-64346           10.2

  10.3    Amended and Restated Loan Agreement between Omni Insurance
          Group, Inc. and Dresdner Bank A.G., Grand Cayman Branch, dated
          September 8, 1988                                                                33-64346           10.3

  10.4    Promissory Note in the original principal amount of $5,500,000 payable by the Company, Dudley L. Moore, Jr. and Hannover Holdings, Inc. to
          Dresdner Bank A.G., Grand Cayman Branch dated September 8, 1988                  33-64346           10.4



  10.5    Lease Agreement between Omni Insurance Group, Inc. and Boston
          Parkwood Company dated August 21, 1991, as amended by letter
          agreement dated January 30, 1992                                                 33-64346           10.5

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

  10.18A  Endorsements Nos. 4, 5 and 6 to the Agreement of Reinsurance between
          General Reinsurance Corporation and Omni Insurance Company                     1996 Form 10-K       10.18A



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

  10.20A  Quota Share Reinsurance Agreement between Omni Insurance
          Company and Reliance Insurance Company                                         1995 Form 10-K       10.20A

  10.21   Not used

  10.22   Agency Agreement between Omni General Agency, Inc. and                       September 30, 1995
          Gainsco County Mutual Insurance Company                                          Form 10-Q          10.22

  10.22A  Amendment 1 to the Agency Agreement between Omni General                       June 30, 1996
          Agency, Inc. and Gainsco County Mutual Insurance Company                         Form 10-Q          10.22A

  10.23   Quota Share Reinsurance Agreement between Gainsco County                     September 30,1 995
          Mutual Insurance Company and Omni Insurance Company                              Form 10-Q          10.23

  10.23A  Amendment 2 to the Quota Share Reinsurance Agreement between Gainsco           June 30, 1996
          County Mutual Insurance Company and Omni Insurance Company                       Form 10-Q          10.23A

  10.24   Management and Service Agreement between Omni General Agency,                September 30, 1995
          Inc. and Omni Insurance Company                                                  Form 10-Q          10.24

  10.25   Trust Agreement between Gainsco County Mutual Insurance                      September 30, 1995
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

  22.0    Published report regarding matters submitted to vote of security holders             NA

  23.0    Consents of accountants, experts and counsel                                         NA

  24.0    Power of attorney                                                                    NA



  27.1    Financial data schedule (electronic filers only)                                     *

  99.1    Forward Looking Statements                                                     1996 Form 10-K       99.1

(b)   Reports on Form 8-K.

          None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  OMNI INSURANCE GROUP, INC.
                                                          Registrant



Date:  May 12, 1997                         /s/ J. Paul Kennedy
                                            -----------------------------------
                                            J. Paul Kennedy, President & Chief
                                            Operating Officer



Date:   May 12, 1997                        /s/ Susan H. Scalf
                                            -----------------------------------
                                            Susan H. Scalf, Senior Vice
                                            President & Treasurer