Form 10-Q
period 1997-06-30
OMNI INSURANCE GROUP INC
filed 1997-08-13
CIK 906786

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q



{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended       June 30, 1997

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

Class: Common Stock, par value $.01
Issued and outstanding as of:  June 30, 1997 - 5,704,958 shares

                         OMNI INSURANCE GROUP, INC.
                                 Form 10-Q
                               June 30, 1997


                                   Table of Contents


                                                                         Page
PART I.	 Financial Information                                          Number
                                                                        ------
         Item 1.  Consolidated Financial Statements

		  Consolidated Balance Sheets at
                  June 30, 1997 and December 31, 1996                      3

                  Consolidated Statements of Earnings - Three and
                  six months ended June 30, 1997 and 1996                  4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1997 and 1996                  5

                  Notes to Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7



PART II. Other Information

         Item 1.  Legal Proceedings                                        10

         Item 2.  Changes in Securities                                    10

         Item 3.  Defaults Upon Senior Securities                          10

         Item 4.  Submission of Matters to a Vote of Security Holders      10

         Item 5.  Other Information                                        10

         Item 6.  Exhibits and Reports on Form 8-K                         11

                  Signatures                                               14

                       PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                         OMNI INSURANCE GROUP, INC.
                        Consolidated Balance Sheets

                                                         June 30,          December 31,
                                                           1997                 1996
                                                       -------------      -------------
                                                        (Unaudited)
Assets

Investments:
   Available for sale:
      Fixed maturities, at fair value                 $   79,549,639     $   79,042,789
      Equity securities, at fair value                       255,500            212,063
   Invested cash                                          10,780,102          5,264,275
                                                       -------------      -------------
      Total investments                                   90,585,241         84,519,127

Accrued investment income                                  1,611,492          1,525,704
Accounts receivable, principally premiums                 54,359,274         43,696,603
Reinsurance recoverables                                   2,893,860          1,548,971
Prepaid reinsurance premiums                               6,402,322          5,028,048
Federal income taxes receivable                              492,920             27,942
Deferred policy acquisition costs                         10,957,366          9,542,558
Deferred income taxes                                      1,848,000          1,250,000
Property and equipment, net                                2,401,334          2,084,533
                                                       -------------      -------------
         Total assets                                 $  171,551,809     $  149,223,486
                                                       =============      =============

Liabilities and Stockholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses         $   39,848,204     $   33,176,563
   Unearned premiums                                      63,137,250         49,722,892
   Accounts payable and accrued expenses                   5,233,603          6,543,261
   Drafts payable                                          6,346,872          5,669,661
   Reserve for premium tax assessment                      1,460,000          1,460,000
   Other liabilities                                         559,381            469,997
                                                       -------------      -------------
      Total liabilities                                  116,585,310         97,042,374
                                                       -------------      -------------
Stockholders' equity:
   Common stock, par value $.01, authorized 15,000,000
      shares; issued and outstanding 5,704,958 and
      5,700,150 shares, respectively                          57,050             57,002
   Additional paid-in capital                             28,986,407         28,937,173
   Net unrealized depreciation on investment
      securities                                             (71,796)            (5,245)
   Retained earnings                                      25,994,838         23,192,182
                                                       -------------      -------------
      Total stockholders' equity                          54,966,499         52,181,112

Commitments and contingencies (note 2)
                                                       -------------      -------------
         Total liabilities and stockholders' equity   $  171,551,809     $  149,223,486
                                                       =============      =============

See accompanying notes to consolidated financial statements.

                         OMNI INSURANCE GROUP, INC.
                     Consolidated Statements of Earnings
                                 Unaudited

                                              Three months ended June 30,       Six months ended June 30,
                                                   1997          1996              1997           1996
                                              ------------   ------------      ------------   ------------
Gross premiums written                       $  40,292,346  $  25,759,536     $  81,249,714  $  50,369,669
                                              ============   ============      ============   ============
Net premiums written                         $  36,224,927  $  23,395,083     $  73,120,949  $  43,642,767
                                              ============   ============      ============   ============

Revenues:
   Net premiums earned                       $  32,674,850  $  21,505,966     $  61,080,865  $  41,793,434
   Net investment income                         1,078,285      1,008,896         2,162,953      2,031,076
   Realized capital gains (losses)                 (24,912)             -           (26,405)        27,538
   Other income (loss)                              (2,937)             -            (2,937)         4,046
                                              ------------   ------------      ------------   ------------
      Total revenues                            33,725,286     22,514,862        63,214,476     43,856,094
                                              ------------   ------------      ------------   ------------
Losses and expenses:
   Losses and loss adjustment expenses, net     25,198,715     15,476,749        47,232,758     30,516,534
   Acquisition and operating expenses, net       6,554,302      5,392,298        12,331,062     10,112,154
                                              ------------   ------------      ------------   ------------
      Total losses and expenses                 31,753,017     20,869,047        59,563,820     40,628,688
                                              ------------   ------------      ------------   ------------

         Earnings before income taxes            1,972,269      1,645,815         3,650,656      3,227,406
                                              ------------   ------------      ------------   ------------
Income taxes (benefit):
   Current                                         654,000        365,000         1,411,000        974,000
   Deferred                                       (142,000)        73,000          (563,000)      (112,000)
                                              ------------   ------------      ------------   ------------
      Total income taxes                           512,000        438,000           848,000        862,000
                                              ------------   ------------      ------------   ------------

         Net earnings                        $   1,460,269  $   1,207,815     $   2,802,656  $   2,365,406
                                              ============   ============      ============   ============


Net earnings per share                       $        0.26  $        0.21     $        0.49  $        0.41
                                              ============   ============      ============   ============

Weighted average shares outstanding              5,704,958      5,700,150         5,703,762      5,700,150
                                              ============   ============      ============   ============




See accompanying notes to consolidated financial statements.

                         OMNI INSURANCE GROUP, INC.
                    Consolidated Statements of Cash Flows
                                Unaudited

                                                            Six months ended June 30,
                                                                 1997        1996
                                                           ------------   ------------
Cash flows from operating activities:
   Net earnings                                           $   2,802,656  $   2,365,406
   Adjustments to reconcile net earnings to net cash
      provided from operating activities:
      Amortization and depreciation                             659,148        608,584
      Deferred income taxes                                    (563,000)      (112,000)
      Changes in:
         Accounts receivable, principally premiums          (10,662,671)    (2,928,721)
         Reinsurance recoverables                            (1,344,889)      (201,623)
         Prepaid reinsurance premiums                        (1,374,274)    (2,549,693)
         Federal income taxes                                  (464,978)      (326,000)
         Deferred policy acquisition costs                   (1,414,808)       164,517
         Unpaid losses and loss adjustment expenses           6,671,641     (1,939,294)
         Unearned premiums                                   13,414,358      4,399,025
         Funds held for reinsurance                                   -         (4,832)
         Accounts payable and accrued expenses                  (96,441)       196,219
         Drafts payable                                         677,211        423,080
         Other, net                                              29,914        (28,977)
                                                           ------------   ------------
            Net cash provided from operating activities       8,333,867         65,691
                                                           ------------   ------------

Cash flows from investing activities:
   Purchases of investments                                 (13,969,108)    (5,336,694)
   Maturities, calls and paydowns of fixed maturities         2,196,002      3,415,658
   Sales of investments                                      10,769,385      3,157,068
   Change in invested cash                                   (5,515,827)    (1,218,770)
   Purchases of property and equipment                         (697,689)      (239,715)
   Sales of property and equipment                               47,305         47,529
                                                           ------------   ------------
      Net cash used in investing activities                  (7,169,932)      (174,924)
                                                           ------------   ------------

Cash flows from financing activities:
   Issuance of common stock                                      49,282              -
   Cash overdraft                                            (1,213,217)       109,233
                                                           ------------   ------------
      Net cash (used in) provided by financing activities    (1,163,935)       109,233
                                                           ------------   ------------

      Net decrease in cash                                            -              -

Cash at beginning of period                                           -              -
                                                           ------------   ------------
Cash at end of period                                     $           -  $           -
                                                           ============   ============

Supplemental cash flow information - cash payments
   during year for:
   Income taxes                                           $   1,800,000  $   1,300,000
                                                           ============   ============




See accompanying notes to consolidated financial statements.

                         OMNI INSURANCE GROUP, INC.
                 Notes to Consolidated Financial Statements
                              June 30, 1997



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

The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). However, all of the footnotes required by GAAP have not been included and reference should be made to the "Notes to Consolidated Financial Statements" included in the Company's 1996 Annual Report. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the periods are not necessarily indicative of the results for the entire year.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.

(2) Contingencies

As previously disclosed, the Florida Department of Revenue (Department) has conducted an audit of the premium tax returns filed by Omni Insurance for the years 1987 through 1991. The Department made adjustments to these returns that increase the premium tax liability, including penalties and interest. No audit has been conducted for years 1992 and 1993; however, similar issues may exist for these two years which could result in an additional assessment. Due to the redomestication of Omni Insurance, no similar exposure exists after 1993.

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

Financial Condition

June 30, 1997, Compared to December 31, 1996

Total investments increased to $90.6 million at June 30, 1997 from $84.5 million at December 31, 1996. This increase was primarily the result of positive operating cash flow for the first six months of 1997. Partially offsetting this increase was a decline in the Company's unrealized gain in the investment portfolio to approximately $650,000 from $750,000 at year-end 1996. This decline was primarily the result of changes in interest rates.

The increase in accounts receivable by 24.4% to $54.4 million and unearned premiums by 27.0% to $63.1 million at June 30, 1997 was the result of the increase in gross premiums written compared to December 31, 1996.

The increase in deferred policy acquisition costs to $11.0 million at June 30, 1997 from $9.5 million at December 31, 1996 was primarily the result of the increase in deferrable acquisition expenses resulting from the larger volume of gross premiums written for the six months ended June 30, 1997, compared to December 31, 1996.

Unpaid losses and loss adjustment expenses increased to $39.8 million at June 30, 1997 from $33.2 million at December 31, 1996. This increase is the result of the growth in business and the increase in the average liability for outstanding bodily injury claims.

Results of Operations

Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

Gross premiums written increased 56.4% to $40.3 million for the three months ended June 30, 1997 from $25.8 million for the three months ended
June 30, 1996.  The Company's three largest states are Florida at
$10.0 million, Virginia at $8.5 million and Texas at $6.6 million. A sizable portion of the Texas business has been written through an agency which has multiple branch offices controlled by a common ownership.

Net premiums written increased 54.8% to $36.2 million for the three months ended June 30, 1997 from $23.4 million for the three months ended June 30, 1996. The increase in net premiums earned to $32.7 million during the three months ended June 30, 1997 from $21.5 million during the three months ended June 30, 1996 was the result of the increase in gross premiums written in the latter half of 1996 and the first half of 1997.

Net investment income increased slightly to $1.1 million for the three months ended June 30, 1997 from $1.0 million for the three months ended June 30, 1996. This was primarily the result of an increase in average investable assets. The average investment yield before investment expenses decreased slightly due to an increase in the proportion of tax exempt securities in the Company's investment portfolio.

Losses and loss adjustment expenses were $25.2 million for the three months ended June 30, 1997 with a net loss ratio of 77.1%, compared to $15.5 million for the three months ended June 30, 1996 with a net loss ratio of 72.0%. With the increase in premium volume in the first half of 1997, the Company's ratio of new business to renewals has increased. Since new business typically has a higher loss experience than renewals, this increase in new business has in turn increased the Company's loss and loss adjustment expense ratio. In addition, second quarter 1997 had adverse development on first quarter 1997 accident quarter reserves. This prior-quarter adverse development was not present in the 1996 results. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when it believes necessary.

Acquisition and operating expenses increased to $6.6 million for the three months ended June 30, 1997 from $5.4 million for the three months ended
June 30, 1996. The net expense ratio decreased to 20.1% from 25.1% for these same periods, dueprimarily to the increase in earned premiums without a corresponding increase in expenses. Also, the net expense ratio has benefitted from reinsurance treaty results.

The effective income tax rate for the three months ended June 30, 1997 was relatively constant at 26.0% compared to 26.6% for the three months ended June 30, 1996. The slight decrease is primarily attributable to an increase in tax exempt interest as a percentage of total earnings before tax.

As a result of the foregoing factors, net earnings increased 20.9% to $1.5 million for the three months ended June 30, 1997 from $1.2 million for the three months ended June 30, 1996, and earnings per share increased to $0.26 per share from $0.21 per share for the same periods, respectively.


Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

Gross premiums written increased 61.3% to $81.3 million for the six months ended June 30, 1997 from $50.4 million for the six months ended June 30, 1996. The Company's three largest states are Florida at $19.0 million, Virginia at $17.0 million and Texas at $16.0 million. A sizable portion of the Texas business has been written through an agency which has multiple branch offices controlled by a common ownership. Illinois became operational during the first quarter with minimal writings in line with our modest expectations.

Net premiums written increased 67.5% to $73.1 million for the six months ended June 30, 1997 from $43.6 million for the six months ended June 30, 1996. The increase in net premiums earned to $61.1 million during the six months ended June 30, 1997 from $41.8 million during the six months ended June 30, 1996 is the result of the increase in gross premiums written in the latter half of 1996 and the first half of 1997.

Net investment income increased slightly to $2.2 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. This was due to an increase in average investable assets while the average investment yield before investment expenses remained relatively constant.

Losses and loss adjustment expenses were $47.2 million for the six months ended June 30, 1997 with a net loss ratio of 77.3%, compared to $30.5 million for the six months ended June 30, 1996 with a net loss ratio of 73.0%. With the increase in premium volume in the first half of 1997, the Company's ratio of new business to renewals has increased. Since new business typically has a higher loss experience than renewals, this increase in new business has in turn increased the Company's loss and loss adjustment expense ratio. In addition, during the first quarter of 1997, the Company had approximately $2.5 million of adverse development on the reserves established at year-end 1996. This development is primarily attributable to the increase in the liability for outstanding bodily injury claims mentioned earlier. In the second quarter of 1997, the Company had an additional $0.8 million of adverse development on prior years, primarily on reserves established for the 1996 accident year.
The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when it believes necessary.

Acquisition and operating expenses increased to $12.3 million for the six months ended June 30, 1997 from $10.1 million for the six months ended June 30, 1996. The net expense ratio decreased to 20.2% from 24.2% for these same periods, due primarily to the increase in earned premiums without a corresponding increase in expenses. Also, the net expense ratio has benefitted from reinsurance treaty results.

Settlement of the 1992-1993 Internal Revenue Service audit occurred during the first quarter. Consequently, $80,000 of the amount previously reserved was released, resulting in a tax rate of 23.2% for the six months ended June 30, 1997 compared to 26.7% for the six months ended June 30, 1996.

As a result of the foregoing factors, net earnings increased 18.5% to $2.8 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996, and earnings per share increased to $0.49 per share from $0.41 per share for the same periods, respectively.

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

Net cash flows provided by operating activities were $8.3 million for the six months ended June 30, 1997 compared with net cash provided of $66,000 for the six months ending June 30, 1996. This improvement in cash flow was due to the increase in gross premiums written and improved profitability.

Net funds used in investing activities were $7.2 million for the six months ended June 30, 1997 compared to $175,000 for the six months ended June 30, 1996. Company estimates of policy liabilities generally develop and are resolved over a period of less than three years; therefore, the Company has a relatively predictable schedule of cash needs. The Company also manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (that is, by attempting to match its liquidity with cash requirements). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities, substantially all of which are investment grade. The Company has no real estate investments or mortgage loans. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. The Company does not presently anticipate any requirements which would cause liquidation of any investments prior to their scheduled maturities.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13, 1997, the Company held its Annual Meeting of Stockholders. The following items were submitted to vote by all shares of Common Stock held of record on March 28, 1997:

(1)   Election of Directors to serve as Director until the next annual meeting:

                           For       Against     Abstain     Non-Vote       Total
                        ---------    -------     -------     --------     ---------
John E. Cay, III        4,980,049         -          110      719,991     5,700,150
Don L. Chapman          4,980,049         -          110      719,991     5,700,150
J. Paul Kennedy         4,980,049         -          110      719,991     5,700,150
Dudley L. Moore, Jr.    4,980,049         -          110      719,991     5,700,150
John W. Rooker          4,980,049         -          110      719,991     5,700,150
S. Stephen Selig, III   4,980,049         -          110      719,991     5,700,150

Mr. Moore (Chairman of the Board) also serves as the Company's Chief Executive Officer and Mr. Kennedy also serves as the Company's President and Chief Operating Officer.

(2) Proposal to ratify the appointment of the independent public accountants of the Company:

                           For       Against     Abstain     Non-Vote       Total
                        ---------    -------     -------     --------     ---------
KPMG Peat Marwick LLP   4,979,749        110         300      719,991     5,700,150

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

   3.2A   By-laws of the Company, as amended and adopted April 1, 1997                        *

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



                                                  OMNI INSURANCE GROUP, INC.
                                                          Registrant



Date:  August 12, 1997                      /s/ J. Paul Kennedy
                                            -----------------------------------
                                            J. Paul Kennedy, President & Chief
                                            Operating Officer



Date:  August 12, 1997                      /s/ Susan H. Scalf
                                            -----------------------------------
                                            Susan H. Scalf, Senior Vice
                                            President & Treasurer