Form 10-Q
period 1997-09-30
OMNI INSURANCE GROUP INC
filed 1997-11-14
CIK 906786

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended	      September 30, 1997

                                      or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -------------

                       Commission File Number:  000-22142



                          OMNI INSURANCE GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Georgia                                       58-1680624
(State or other jurisdiction of		       		    (IRS Employer
incorporation or organization)	                            Identification No.)

1000 Parkwood Circle, Atlanta, Georgia			       30339
(Address of principal executive offices)	             (Zip Code)


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


	Yes     X 		                   No
              -----                                     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, par value $.01
Issued and outstanding as of:  September 30, 1997 - 5,704,958 shares

                          OMNI INSURANCE GROUP, INC.
                                  Form 10-Q
                              September 30, 1997


                               Table of Contents


                                                                      Page
PART I.	        Financial Information	                             Number
                                                                     ------
	        Item 1.	   Consolidated Financial Statements

		           Consolidated Balance Sheets at
		           September 30, 1997 and December 31, 1996     3

		           Consolidated Statements of Earnings -
                           Three and nine months ended
                           September 30, 1997 and 1996	                4


               		   Consolidated Statements of Cash Flows -
		           Nine months ended September 30, 1997 and
                           1996	                                        5

		           Notes to Consolidated Financial
                           Statements                                   6

	        Item 2.	   Management's Discussion and Analysis of
		           Financial Condition and Results of
                           Operations	                                7



PART II.	Other Information

	        Item 1.	   Legal Proceedings	                       10

         	Item 2.	   Changes in Securities	               10

        	Item 3.	   Defaults Upon Senior Securities	       10

	        Item 4.	   Submission of Matters to a Vote of
                           Security Holders                            10

	        Item 5.	   Other Information	                       10

	        Item 6.	   Exhibits and Reports on Form 8-K	       11

		           Signatures	                               14

                        PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          OMNI INSURANCE GROUP, INC.
                         Consolidated Balance Sheets

	                                              September 30,       December 31,
	                                                  1997      	      1996
  		                                      ------------        ------------
                                                       (Unaudited)
Assets

Investments:
  Available for sale:
    Fixed maturities, at fair value	              $ 80,945,870	  $ 79,042,789
    Equity securities, at fair value                       275,438             212,063
  Invested cash		                                13,772,440	     5,264,275
                                                       -----------         -----------
    Total investments	                                94,993,748	    84,519,127

Accrued investment income	                         1,452,312           1,525,704
Accounts receivable, principally premiums	        58,590,389          43,696,603
Reinsurance recoverables	                         2,403,266           1,548,971
Prepaid reinsurance premiums	                         6,591,649           5,028,048
Federal income taxes receivable	                           186,895              27,942
Deferred policy acquisition costs	                11,201,533           9,542,558
Deferred income taxes	                                 1,719,000           1,250,000
Property and equipment, net		                 2,626,300	     2,084,533
                                                       -----------         -----------
      Total assets	                             $ 179,765,092	 $ 149,223,486
                                                       ===========         ===========


Liabilities and Stockholders' Equity

Liabilities:
  Unpaid losses and loss adjustment expenses         $  42,881,629	 $  33,176,563
  Unearned premiums	                                64,544,232 	    49,722,892
  Accounts payable and accrued expenses	                 6,012,987 	     6,543,261
  Drafts payable	                                 7,378,518 	     5,669,661
  Reserve for premium tax assessment	                 1,460,000 	     1,460,000
  Other liabilities		                           538,839             469,997
                                                       -----------          ----------
    Total liabilities		                       122,816,205	    97,042,374
                                                       -----------          ----------

Stockholders' equity:
  Common stock, par value $.01, authorized 15,000,000
    shares; issued and outstanding 5,704,958 and
    5,700,150 shares, respectively	                    57,050               57,002
  Additional paid-in capital	                        28,986,407	     28,937,173
  Net unrealized appreciation (depreciation) on
    investment securities	                           407,470	         (5,245)
  Retained earnings		                        27,497,960	     23,192,182
                                                       -----------          -----------
    Total stockholders' equity	              	        56,948,887 	     52,181,112
Commitments and contingencies (note 2)
                                                       -----------          -----------
      Total liabilities and stockholders' equity     $ 179,765,092	  $ 149,223,486
                                                       ===========          ===========

See accompanying notes to consolidated financial statements.

                          OMNI INSURANCE GROUP, INC.
                     Consolidated Statements of Earnings
                                  Unaudited

	                                                  Three months ended         Nine months ended
	                                                     September 30,              September 30,
	                                                   1997	        1996	     1997	   1996
                                                        ----------   ----------   -----------   ----------
Gross premiums written	                              $ 39,502,164 $ 32,113,289 $ 120,751,878 $ 82,482,958
                                                        ==========   ==========   ===========   ==========
Net premiums written	                              $ 35,499,023 $ 28,833,150 $ 108,619,972 $ 72,475,917
                                                        ==========   ==========   ===========   ==========

Revenues:
  Net premiums earned	                              $ 34,281,368 $ 23,058,409 $  95,362,232 $ 64,851,843
  Net investment income	                                 1,149,384    1,016,762	    3,312,337    3,047,838
  Realized capital gains (losses)         	               (96)      (1,622)      (26,500)	    25,916
  Other income (loss)		                            (5,362)      18,458	       (8,299)	    22,504
                                                        ----------   ----------   -----------   ----------
    Total revenues	                                35,425,294   24,092,007    98,639,770   67,948,101
                                                        ----------   ----------   -----------   ----------


Losses and expenses:
  Losses and loss adjustment expenses, net	        26,970,617   17,266,964    74,203,376   47,783,498
  Acquisition and operating expenses, net                6,411,555    5,137,689    18,742,616   15,249,843
                                                        ----------   ----------   -----------   ----------
    Total losses and expenses	                        33,382,172   22,404,653    92,945,992   63,033,341
                                                        ----------   ----------   -----------   ----------
      Earnings before income taxes                       2,043,122    1,687,354     5,693,778    4,914,760
                                                        ----------   ----------   -----------   ----------

Income taxes (benefit):
  Current	                                           658,000      512,000	    2,069,000    1,486,000
  Deferred		                                  (118,000)     (59,000)     (681,000)    (171,000)
                                                        ----------   ----------   -----------   ----------
    Total income taxes	                                   540,000      453,000	    1,388,000    1,315,000
                                                        ----------   ----------   -----------   ----------

      Net earnings                                    $  1,503,122 $  1,234,354 $   4,305,778 $  3,599,760
                                                        ==========   ==========   ===========   ==========

Net earnings per share	                              $	      0.26 $	   0.22 $	 0.75 $	      0.63
                                                        ==========   ==========   ===========   ==========

Weighted average shares outstanding                      5,704,958    5,700,150	    5,704,165    5,700,150
                                                        ==========   ==========   ===========   ==========




See accompanying notes to consolidated financial statements.

                          OMNI INSURANCE GROUP, INC.
                    Consolidated Statements of Cash Flows
                                  Unaudited

                     	                                         Nine months ended September 30,
		                 	                              1997	      1996
                                                                   ----------      ----------
Cash flows from operating activities:
  Net earnings	                                                 $  4,305,778    $  3,599,760
    Adjustments to reconcile net
      earnings to net cash provided
      from operating activities:
      Amortization and depreciation		                    1,035,121	      860,663
      Deferred income taxes		                             (681,000)	     (171,000)
      Changes in:
	  Accounts receivable, principally premiums		  (14,893,786)	   (9,834,137)
          Reinsurance recoverables		                     (854,295)	     (112,084)
	  Prepaid reinsurance premiums		                   (1,563,601)	   (3,408,028)
	  Federal income taxes		                             (158,953)	     (164,000)
	  Deferred policy acquisition costs	                   (1,658,975)	     (950,708)
	  Unpaid losses and loss adjustment expenses	            9,705,066	     (819,563)
	  Unearned premiums		                           14,821,340	   11,032,101
	  Funds held for reinsurance	                                    -	       (4,832)
	  Accounts payable and accrued expenses		              582,256 	    1,202,918
	  Drafts payable                 		            1,708,857	      790,859
	  Other, net		                                      168,637         174,957
                                                                  -----------      ----------
	    Net cash provided from operating activities		   12,516,445	    2,196,906
                                                                  -----------      ----------
Cash flows from investing activities:
  Purchases of investments		                          (17,272,295)	   (7,122,888)
  Maturities, calls and paydowns of fixed maturities	            4,626,002	    5,370,912
  Sales of investments		                                   10,769,385 	    3,157,068
  Change in invested cash		                           (8,508,165) 	   (4,131,878)
  Purchases of property and equipment		                   (1,132,699)	     (394,633)
  Sales of property and equipment		                       64,575	      156,529
                                                                  -----------      ----------
            Net cash used in investing activities	          (11,453,197)	   (2,964,890)
                                                                  -----------      ----------
Cash flows from financing activities:
  Issuance of common stock		                               49,282	            -
  Cash overdraft		                                   (1,112,530)        767,984
                                                                  -----------      ----------
            Net cash (used in) provided by financing activities	   (1,063,248)	      767,984
                                                                  -----------      ----------

            Net decrease in cash 		                            -	            -


Cash at beginning of period		                                    -		    -
                                                                  -----------      ----------
Cash at end of period	                                         $	    -     $         -
                                                                  ===========      ==========

Supplemental cash flow information -
  cash payments during year for:
  Income taxes	                                                 $  2,150,000	  $ 1,650,000
                                                                  ===========      ==========



See accompanying notes to consolidated financial statements.

                          OMNI INSURANCE GROUP, INC.
                  Notes to Consolidated Financial Statements
                              September 30, 1997


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

(3) Subsequent Events

On October 16, 1997, the Company announced it had entered into a definitive agreement with Hartford Fire Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc. (The Hartford), for The Hartford to acquire for cash all of the Company's outstanding shares at $31.75 per share. Reference is made to the Company's press release, dated October 16, 1997, which is included as an exhibit to the Form 8-K dated October 16, 1997, and filed by the Company with the Securities and Exchange Commission on October 28, 1997.

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

Financial Condition

September 30, 1997, Compared to December 31, 1996

Total investments increased to $95.0 million at September 30, 1997 from $84.5 million at December 31, 1996. This increase was primarily the result of positive operating cash flow for the first nine months of 1997. Primarily due to changes in interest rates, the Company's gross unrealized gain in the investment portfolio increased to approximately $1.4 million from $750,000 at year-end 1996.

The increase in accounts receivable by 34.1% to $58.6 million and unearned premiums by 29.8% to $64.5 million at September 30, 1997 was the result of the increase in gross premiums written compared to December 31, 1996.

The increase in deferred policy acquisition costs to $11.2 million at September 30, 1997 from $9.5 million at December 31, 1996 was primarily the result of the increase in deferrable acquisition expenses resulting from the larger volume of gross premiums written for the nine months ended September 30, 1997, compared to December 31, 1996.

Unpaid losses and loss adjustment expenses increased to $42.9 million at September 30, 1997 from $33.2 million at December 31, 1996. This increase is the result of the growth in business and an increase in the average liability for outstanding bodily injury claims.

Results of Operations

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

Gross premiums written increased 23.0% to $39.5 million for the three months ended September 30, 1997 from $32.1 million for the three months ended September 30, 1996. The Company's three largest states are Texas at $9.6 million, Virginia at $9.2 million and Florida at $8.1 million. A sizable portion of the Texas business has been written through an agency which has multiple branch offices controlled by a common ownership. Indiana became operational during the third quarter with minimal writings in line with our modest expectations.

Net premiums written increased 23.1% to $35.5 million for the three months ended September 30, 1997 from $28.8 million for the three months ended September 30, 1996. The increase in net premiums earned to $34.3 million during the three months ended September 30, 1997 from $23.1 million during the three months ended September 30, 1996 was the result of the increase in gross premiums written in the latter half of 1996 and throughout 1997.

Net investment income increased slightly to $1.1 million for the three months ended September 30, 1997 from $1.0 million for the three months ended
September 30, 1996.   This was primarily the result of an increase in average
investable assets. The average investment yield before investment expenses decreased slightly due to an increase in the proportion of tax exempt securities in the Company's investment portfolio.

Losses and loss adjustment expenses were $27.0 million for the three months ended September 30, 1997 with a net loss ratio of 78.7%, compared to $17.3 million for the three months ended September 30, 1996 with a net loss ratio of 74.9%. With the increase in premium volume throughout 1997, the Company's ratio of new business to renewals has increased. Since new business typically has a higher loss experience than renewals, this change in the mix of new versus renewal business has been a factor in the Company's loss and loss adjustment expense ratio. In addition, third quarter 1997 had adverse development on prior accident year reserves of approximately $0.7 million.
The Company also experienced adverse development on its second quarter 1997 accident quarter reserves. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when it believes necessary.

Acquisition and operating expenses increased to $6.4 million for the three months ended September 30, 1997 from $5.1 million for the three months ended September 30, 1996. The net expense ratio decreased to 18.7% from 22.3% for these same periods, due to the increase in earned premiums without a corresponding increase in expenses. Also, the net expense ratio has benefitted from reinsurance treaty results and changes in estimated accruals.

The effective income tax rate for the three months ended September 30, 1997 was relatively constant at 26.4% compared to 26.8% for the three months ended September 30, 1996. The slight decrease is primarily attributable to an increase in tax exempt interest as a percentage of total earnings before tax.

As a result of the foregoing factors, net earnings increased 21.8% to $1.5 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996, and earnings per share increased to $0.26 per share from $0.22 per share for the same periods, respectively.


Nine months Ended September 30, 1997, Compared to Nine months Ended September 30, 1996

Gross premiums written increased 46.4% to $120.8 million for the nine months ended September 30, 1997 from $82.5 million for the nine months ended September 30, 1996. The Company's three largest states are Florida at $27.1 million, Virginia at $26.2 million and Texas at $25.6 million. A sizable portion of the Texas business has been written through an agency which has multiple branch offices controlled by a common ownership. Since the beginning of 1997, the Company has begun operations in two states: Illinois in the first quarter and Indiana in the third quarter. Writings in both states have been modest and in line with our initial expectations.

Net premiums written increased 49.9% to $108.6 million for the nine months ended September 30, 1997 from $72.5 million for the nine months ended September 30, 1996. The increase in net premiums earned to $95.4 million during the nine months ended September 30, 1997 from $64.9 million during the nine months ended September 30, 1996 is the result of the increase in gross premiums written in the latter half of 1996 and throughout 1997.

Net investment income increased to $3.3 million for the nine months ended September 30, 1997 from $3.0 million for the nine months ended September 30, 1996. This was primarily due to an increase in average investable assets. Partially offsetting this increase was a slight decrease in the average investment yield before investment expenses due to an increase in the proportion of tax exempt securities in the Company's investment portfolio.

Losses and loss adjustment expenses were $74.2 million for the nine months ended September 30, 1997 with a net loss ratio of 77.8%, compared to $47.8 million for the nine months ended September 30, 1996 with a net loss ratio of 73.7%. With the increase in premium volume in 1997, the Company's ratio of new business to renewals has increased. Since new business typically has a higher loss experience than renewals, this change in the mix of new versus renewal business has been a factor in the Company's loss and loss adjustment expense ratio. In addition, the Company had approximately $4.0 million of adverse development on the reserves established at year-end 1996. This development is primarily attributable to the increase in the liability for outstanding bodily injury claims mentioned earlier. In response to these and other factors, rate changes have been implemented in all of our major operating states during this nine month period. The Company continues to closely monitor the adequacy of its rates and loss reserves and takes action when it believes necessary.

Acquisition and operating expenses increased to $18.7 million for the nine months ended September 30, 1997 from $15.2 million for the nine months ended September 30, 1996. The net expense ratio decreased to 19.7% from 23.5% for these same periods, due to the increase in earned premiums without a corresponding increase in expenses. Also, the net expense ratio has benefitted from reinsurance treaty results and changes in estimated accruals.

Settlement of the 1992-1993 Internal Revenue Service audit occurred during the first quarter of 1997. Consequently, $80,000 of the amount previously reserved was released, resulting in a decrease in the effective income tax rate to 24.4% for the nine months ended September 30, 1997 compared to 26.8% for the nine months ended September 30, 1996.

As a result of the foregoing factors, net earnings increased 19.6% to $4.3 million for the nine months ended September 30, 1997 from $3.6 million for the nine months ended September 30, 1996, and earnings per share increased to $0.75 per share from $0.63 per share for the same periods, respectively.

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

Net cash flows provided by operating activities were $12.5 million for the nine months ended September 30, 1997 compared with net cash provided of $2.2 million for the nine months ending September 30, 1996. This improvement in cash flow has primarily been due to the increase in gross premiums written and improved profitability.

Net funds used in investing activities were $11.5 million for the nine months ended September 30, 1997 compared to $3.0 million for the nine months ended September 30, 1996. Company estimates of policy liabilities generally develop and are resolved over a period of less than three years; therefore, the Company has a relatively predictable schedule of cash needs. The Company also manages its investment activities to maintain adequate liquidity for operating purposes and to protect its policyholders and stockholders (that is, by attempting to match its liquidity with cash requirements). The Company's portfolio is heavily weighted toward intermediate fixed maturity securities, substantially all of which are investment grade. The Company has no real estate investments or mortgage loans. Historically, the Company has not experienced any "mismatches" related to liquidity management and none are anticipated. The Company does not presently anticipate any requirements which would cause liquidation of any investments prior to their scheduled maturities.

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

   3.2A   By-laws of the Company, as amended and adopted April 1, 1997                  June 30, 1997
                                                                                          Form 10-Q            3.2A

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

  10.20A  Quota Share Reinsurance Agreement between Omni Insurance
          Company and Reliance Insurance Company                                         1995 Form 10-K       10.20A

  10.21   Not used

  10.22   Agency Agreement between Omni General Agency, Inc. and Gainsco County        September 30, 1995
          Mutual Insurance Company                                                         Form 10-Q          10.22

  10.22A  Amendment 1 to the Agency Agreement between Omni General                       June 30, 1996
          Agency, Inc. and Gainsco County Mutual Insurance Company                         Form 10-Q          10.22A

  10.22B  Amended and restated Agency Agreement between Omni General Agency,
          Inc. and Gainsco County Mutual Insurance Company, dated June 25, 1997                *              10.22B

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

  10.26   Split-Dollar Insurance Agreement between Omni Insurance Company                March 31, 1996
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

  23.0    Consents of accountants, experts and counsel                                         NA

  24.0    Power of attorney                                                                    NA

  27.1    Financial data schedule (electronic filers only)                                     *

  99.1    Forward Looking Statements                                                     1996 Form 10-K       99.1

(b)   Reports on Form 8-K.

      A report on Form 8-K was filed with the Securities and Exchange Commission on October 28, 1997, regarding the merger agreement between the Company and The Hartford Financial Services Group, Inc. This report is incorporated herein by reference.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                	             OMNI INSURANCE GROUP, INC.
	                                                      Registrant



Date:  November 12, 1997	                      /s/ J. Paul Kennedy
                                                      -------------------------
                                                      J. Paul Kennedy
                                                      President &
                                                        Chief Operating Officer



Date:  November 12, 1997	                      /s/ Susan H. Scalf
	                                              -------------------------
                                                      Susan H. Scalf,
                                                      Senior Vice President &
                                                        Chief Financial Officer